Form 10-K
period 2025-12-31
MAINZ BIOMED N.V.
filed 2026-03-31
CIK 1874252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 001-41010

Mainz Biomed N.V.

(Exact name of registrant specified in its charter)

The Netherlands	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Robert Koch Strasse 50, 55129 Mainz, Germany
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 0049 6131 5542860

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Ordinary Shares	QUCY	Nasdaq Capital Markets

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐ No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $5.7 million based upon the closing sale price of $1.41 on June 30, 2025.

As of March 30, 2026, there were 12,515,336 of the registrant’s Ordinary Shares, nominal value €0.01, outstanding.

On December 3, 2024, Mainz Biomed N.V. implemented a 1-for-40 reverse stock split of its issued and outstanding shares. All share and per share information in these financial statements retroactively reflect this reverse stock split.

Forward-Looking Statements

Statements contained in this annual report and any documents incorporated by reference herein that are not strictly historical may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act and involve a number of risks and uncertainties. There are a number of important factors that could cause actual events to differ materially from those suggested or indicated by such forward-looking statements, many of which are outside of the control of the Company, and you should not place undue reliance on any such forward-looking statements. Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “expect,” “estimate,” “plan,” “outlook,” and “project” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties.

The forward-looking statements made herein speak only as of the date hereof and the Company does not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise, except as required by law.

i

PART I

ITEM 1. BUSINESS

General

Historically, we have developed and sold in-vitro diagnostic (“IVD”) tests for the early detection of cancer. In March 2025, we acquired a license from Liquid Bioscience, Inc. to access a portfolio of novel mRNA biomarkers and AI developed proprietary algorithm, for the non-invasive detection of pancreatic cancer with a blood test. We have an exclusive license to develop such a test using these biomarkers and algorithm with the unilateral option to acquire them. We are also developing a product candidate called PancAlert, a stool-based screening test aimed at detecting pancreatic cancer. We have received non-refundable government grant income to cover a percentage of the PancAlert project-related costs.

In our 2025 fiscal year, we also (i) marketed and sold our flagship ColoAlert product in European markets and (ii) continued to develop a next generation colorectal cancer screening product. In February 2026, our board of directors decided to wind down our ColoAlert product and the development of our next generation colorectal cancer screening product candidates, and to terminate the employment of those persons who were primarily dedicated to those ends. On March 28, 2026, we sold the intellectual property behind ColoAlert, and we are actively marketing for sale the intellectual property behind our next generation colorectal cancer screening product candidates.

In February 2026, we appointed David Lazar to our board of directors, and in March 2026, we announced the appointment of Robert Liscouski as our non-executive Chairman, with David Lazar assuming the position of director and co-CEO. These changes were made to align our strategy to expand our business focus in the area of post-quantum cybersecurity, while continuing to pursue the commercialization of our blood-based pancreatic cancer detection product candidate. We announced our intention to change our name, subject to shareholder approval, to Quantum Cyber N.V., while using the name Quantum Cyber as a d/b/a until that time. In conjunction with the name change, we changed our Nasdaq ticker symbol to “QUCY”.

We are headquartered in Mainz, Germany where we had approximately 10 full-time and 3 part-time employees as of March 30, 2026.

Organizational History

We are a public company under Dutch law. We were incorporated on March 8, 2021 as a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) under Dutch law. We were formed to acquire PharmGenomics GmbH (“PharmGenomics”), a German company with limited liability, and we acquired PharmGenomics on September 20, 2021. On November 9, 2021, we converted into a Dutch public company with limited liability (naamloze vennootschap). The address for our principal place of business is Robert Koch Strasse 50, 55129 Mainz, Germany, and the telephone number is +49 6131 5542860.

We have registered our ordinary shares under the Exchange Act, and we intend to make our current and periodic reports and other information (including interactive data files) filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge through our website as soon as reasonably practicable after those reports and other information are electronically filed with, or furnished to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC, and all of our reports and other information filed or submitted publicly with the SEC may also be found there.

Information on our website or any other website is not incorporated by reference into this annual report and does not constitute a part of this annual report. We have included our website address as an inactive textual reference only.

Products and Product Candidates

Our mission is to enhance disease diagnosis by applying cutting-edge genetic diagnostic technologies, enabling earlier and more accurate detection for timely and improved treatment. We aim to use proprietary, known and existing biomarkers in applicable and reliable diagnostic tools.

We are developing a product candidate for pancreatic cancer detection. Until recently, we were developing our ColoAlert colorectal cancer (“CRC”) screening test and an advanced mRNA-based CRC screening test. Our approach integrates proprietary, validated biomarkers with reliable diagnostic tools to optimize accuracy and applicability. We strive to make the diagnosis of various diseases more effective by using the latest genetic diagnostic technologies. Enabling earlier detection of these diseases allows for earlier and better therapy for affected individuals.

Pancreatic Cancer Screening Tests

In March 2025, the Company entered into an Agreement with Liquid Biosciences. Under the terms of the Agreement, the Company has the rights to develop a test using Liquid’s identified mRNA biomarkers and proprietary AI developed algorithm. The Company has an exclusive license with the unilateral option to acquire the exclusive global rights to the gene expression biomarkers and algorithm which have demonstrated a high degree of effectiveness in detecting pancreatic cancer. The financial terms of the Agreement include both an upfront license fee of $1.2 million and a royalty on future revenues in the event of the exercise of the option. The Company is paying the license fee in installments through May 1, 2026.

The discovery process included multiple independent pancreatic cancer study cohorts. Liquid used their proprietary EMERGE platform to identify a panel of clinically relevant mRNA biomarkers from a blood-based cohort of 285 subjects with 35 pancreatic cancer patients. Liquid further confirmed the biomarkers with two additional, independent cohorts, confirming the strong clinical contribution of each biomarker shown in the initial discovery phase. In the analysis, the biomarkers coupled with the proprietary algorithm developed by Liquid, achieved overall sensitivity of 95% and a 98% specificity for the detection of pancreatic cancer. If the statistical results are replicable after the integration into a new product, it has the potential to ultimately position the Company’s test to be the most robust and accurate screening test for pancreatic cancer on the market.

We are also in the early stages of developing PancAlert, a stool-based screening test aimed at detecting pancreatic cancer.

According to the Global Cancer Observatory, over 460,000 cases of pancreatic cancer were diagnosed worldwide in 2018. Due to its asymptomatic early stages, this disease is often detected too late, making pancreatic cancer one of the most lethal malignancies, with over 430,000 annual deaths reported by the Global Cancer Observatory. In the United States, the SEER program estimated 62,210 new cases and 49,830 deaths from pancreatic cancer in the same year. Between 2012 and 2018, SEER reported that the 5-year survival rate was approximately 44% for localized cases, 15% for regional cases, and only 3% for distant-stage disease. Studies have indicated that asymptomatic patients diagnosed incidentally during other medical examinations have significantly better prognoses than those presenting with characteristic symptoms, such as rapid weight loss or back pain.

The average age of onset for pancreatic cancer is 71 years for men and 75 years for women, with age being a significant risk factor similar to other cancers. Most patients are over 50, with the majority of diagnoses occurring between the ages of 60 and 80. Despite being the seventh most common cancer, pancreatic cancer ranks as the third leading cause of cancer-related death in the European Union, underscoring the dire prognosis for patients. Although survival rates for pancreatic cancer have improved in recent decades, there remains an urgent need for enhanced early diagnostic methods.

A definitive diagnosis of pancreatic cancer is currently made through a series of investigations, including imaging scans, blood tests, and biopsies, which are typically conducted only in symptomatic patients. However, recent research indicates that the disease can persist for an extended period without presenting symptoms, highlighting a crucial opportunity for early detection. Since pancreatic cancer initiates at the molecular level, genetic diagnostic methods show promise for early identification. Biomarkers associated with pancreatic cancer can be found in the stool, primarily via pancreatic juice, facilitating user-friendly sample collection.

Our development strategy involves selecting and validating a specific panel of biomarkers, establishing an appropriate method for sample preparation, and validating the detection and measurement technology using purchased or clinically defined samples (biopsies, pancreatic juice, stool, and others). The next steps include transitioning to routine diagnostics using stool samples, optimizing the process, and conducting clinical evaluations to assess its potential as a screening tool for the early detection of pancreatic cancer.

Our goal is to establish the world’s first pancreatic cancer screening test utilizing Real-Time PCR-based multiplex detection of molecular-genetic biomarkers in either blood or stool samples.

ColoAlert and Our Next Generation Colorectal Cancer Screening Test

Until March 2026, we offered ColoAlert, a CE-IVD certified diagnostic test for CRC to laboratories across Europe. The CE-IVD marking indicates that our diagnostic test complies with the European In-Vitro Diagnostic Devices Directive (IVDD 98/79/EC). Its simple, at-home collection process made it easier for individuals to participate in CRC screening, promoting early detection and increasing the likelihood of effective treatment.

In the intestines, epithelial cells are continuously shed into the stool. This includes not only healthy cells but also cells from polyps and colon cancer. Using advanced genetic diagnostic techniques like PCR analysis—which amplifies DNA from a small sample into millions of copies—these shed cells can be isolated and examined for genetic mutations, enhancing the early detection of CRC.

ColoAlert is a multitarget test that analyzes stool samples for both genetic abnormalities and hidden (occult) blood by combining a fecal immunochemical test (“FIT”) for detection of human hemoglobin with the PCR results of specific tumor DNA markers. The genetic analysis includes quantifying human DNA and detecting specific somatic point mutations in the KRAS (codon 12/13) and BRAF (codon 600) genes. An independent clinical study led by Professor Matthias Dollinger and conducted with 566 patients at the University Hospitals of Leipzig and Halle-Wittenberg, Germany, demonstrated ColoAlert’s high sensitivity (85%) and specificity (92%), with a patient satisfaction rate of 98%. The selected genetic markers enhance the diagnostic precision of the occult blood test, increasing the clinical value of the test. Since this study, we have upgraded the occult blood test component of ColoAlert to a fully automated version, further improving the test’s overall sensitivity.

Until February 2023, we licensed the ColoAlert test from the Norwegian research and development firm ColoAlert AS. In February 2023, we acquired the test and its related intellectual property from ColoAlert AS under an agreement that includes: (i) a $2 million cash payment, to be made over the next four years, (ii) the issuance of 300,000 ordinary restricted shares, and (iii) a revenue share capped at $1 per test sold over a 10-year period.

In the European Union, the ColoAlert PCR kit (“ColoAlert Lab Kit Core II”) is CE-IVD certified under the current In-Vitro Diagnostics Directive 98/79/EC (IVD-D). As of May 26, 2022, IVD products in the EU are regulated by the In-Vitro Diagnostics Regulation, EU 2017/746 (IVD-R), which supersedes the IVD-D. The ColoAlert sample collection kit has already been successfully registered under the IVD-R, and we are currently assessing the requirements to certify our ColoAlert PCR kit under these new regulations. ColoAlert is validated for use on the Roche LightCycler 480 II, and Mainz BioMed plans to validate it for additional real-time PCR instruments used in laboratories worldwide, which may accelerate market adoption. The ColoAlert PCR kits are manufactured at our facility in Mainz, Germany.

In January 2022, we entered into a Technology Rights Agreement concerning a portfolio of novel mRNA biomarkers developed at the Université de Sherbrooke (“UdeS Biomarkers”). mRNA testing can detect molecular changes in cells even before visible abnormalities or symptoms manifest. mRNA biomarkers often reflect the dynamic changes in gene expression that occur during the progression of adenomas to advanced stages. As adenomas evolve, certain genes may be upregulated or downregulated, and RNA biomarkers can capture these changes, providing insights into the stage of adenoma development. mRNA biomarkers are highly specific to particular stages or types of adenomas. By targeting RNA molecules associated with the advanced stage of adenomas, we believe that these biomarkers can distinguish between advanced adenomas and less advanced forms or benign conditions. Through our agreement with the Université de Sherbrooke, we obtained an exclusive, unilateral option to acquire a license for the UdeS Biomarkers. We exercised this option on February 15, 2023, by entering into an Assignment Agreement to acquire the intellectual property rights for these biomarkers.

Historical and Proposed Clinical Trials

The UdeS Biomarkers consist of five gene expression markers shown to be highly effective in detecting colorectal cancer (CRC) lesions, including advanced precancerous lesions, AAs, a type of precancerous polyp often associated with CRC. In a UdeS-sponsored study evaluating these biomarkers, results demonstrated sensitivities of 75% for detecting AA and 95% for CRC, with a specificity of 96%.

Clinical validation and trials – Statistics and Proposed Timeline

In relation to the UdeS Biomarkers, we initiated two feasibility studies to assess our next-generation mRNA CRC screening test, combining UdeS Biomarkers with FIT tests. The first study, ColoFuture, is an international, multicenter clinical study across Europe designed to validate the effectiveness of the UdeS biomarkers, specifically their capability to identify advanced precancerous lesions or AA while enhancing sensitivity and specificity for CRC detection. ColoFuture includes 662 participants, covering individuals with average CRC risk and those at increased risk or known to have CRC or AA. Enrollment in ColoFuture concluded in late 2023.

Additionally, we conducted a U.S.-based multicenter study called “eAArly DETECT,” which evaluates feasibility and stability in 254 participants, including those with average CRC risk and individuals at elevated risk or known to have CRC or AA. eAArly DETECT was completed by the end of 2023. These studies aim to identify the optimal combination of biomarkers, potentially including mRNA and housekeeping biomarkers alongside a FIT test, for our next-generation product. This product will undergo further testing in the eAArly DETECT 2 study and in the evaluation in our pivotal FDA PMA study, labeled “reconAAsense.” Both ColoFuture and eAArly DETECT studies utilized an advanced machine learning and AI-driven algorithm, developed in partnership with Liquid Biosciences, based in California.

In October 2023, we announced the results of the ColoFuture study, which demonstrated a sensitivity of 94% for colorectal cancer (CRC) and 97% specificity, along with an 80% sensitivity for Aas and 95% specificity. In December 2023, we released topline results from our eAArly DETECT clinical study in the U.S., which reported a sensitivity of 97% for CRC, 97% specificity, and an 82% sensitivity for advanced adenomas and 97% specificity. These topline results reaffirm the positive findings from ColoFuture, our European counterpart, which were reported in October 2023.

The eAArly DETECT study enrolled 254 evaluable subjects across 21 sites in the United States, featuring a design similar to that of ColoFuture. Patients aged 45 and older were invited to participate when referred for a colonoscopy, whether for CRC screening (average risk), follow-up on a positive non-invasive test, imaging, or symptoms. Additionally, individuals already diagnosed with CRC were included prior to receiving treatment. Participants who agreed to provide a stool sample before the colonoscopy (or treatment for identified CRC patients) were eligible. Subjects were classified following a central pathology review: CRC, advanced adenoma, non-advanced adenoma, no findings, or non-colorectal cancer. Each subject’s outcome was then compared to the results of the next-generation mRNA-based CRC screening test.

In June 2024, the Company presented pivotal data from its largest cohort to date during a poster session at the American Society of Clinical Oncology (ASCO) 2024 Annual Meeting in Chicago, Illinois. This data combined results from the ColoFuture and eAArly DETECT studies, along with additional patients collected since the initial study results were reported, underscoring the significance of our innovative screening approach.

The combined analysis included 690 clinical subjects from 30 specialized gastroenterology centers across Europe and the United States, incorporating previously unexamined and unreported samples. This highlighted the exceptional efficacy of Mainz Biomed’s multimodal screening test, which integrates the Fecal Immunochemical Test (FIT) with proprietary mRNA biomarkers. This comprehensive approach allows for precise differentiation between colorectal cancer (CRC), AAs, non-advanced adenomas, and samples with no pathological findings.

	ColoFuture	eAArly DETECT	Pooled study
CRC Sensitivity	94%	97%	92%
CRC Specificity	97%	97%	90%
AA Sensitivity	80%	82%	82%
AA Specificity	95%	97%	90%
Location	EU	US	EU & US
# of Participants	220	254	690

Strategy Realignment

Between July 2024 and October 2024, we restructured our operations to concentrate on: (1) our ColoAlert business in Europe, (2) the development of our next-generation product, (3) planning and conducting the eAArly Detect 2 clinical study in the U.S. in 2025, aimed at validating the strong clinical performance of our next-generation mRNA-based CRC screening test in an average-risk population and (4) developing our PancAlert product candidate. In line with this focus, we implemented cost reduction measures, including a 65% reduction in personnel, decreased external consulting expenses, and the sale or closure of its European Oncology Lab (EOL) business in St. Ingbert, Germany.

In February 2026, our board of directors determined that we did not have sufficient funds, and were unlikely to obtain sufficient funds, to continue to develop our ColoAlert product and next generation CRC screening product candidates while simultaneously pursuing the development of the pancreatic cancer screening product. As a result, we elected to focus on the development of pancreatic cancer screening product as it would require less funding at this time and to cease the development of ColoAlert and the next generation CRC screening product candidates. As a result, we sold the intellectual property behind ColoAlert in March 2026 and are looking to sell the intellectual property behind our next generation CRC screening product candidates.

Sale of ColoAlert

We sold ColoAlert pursuant to an asset purchase agreement (the “UTR Agreement”) with Uni Targeting Research AS on March 28, 2026. Pursuant to the UTR Agreement, we sold the ColoAlert intellectual property, inventory and consumables in exchange for a $348,966 reduction in the note owed to UTR. The remaining balance of the note was $300,000 which is expected to be paid by April 2, 2026.

Emerging Growth Company

We qualify as and elect to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include, but not limited to:

●	reduced disclosure about the emerging growth company’s executive compensation arrangements in our periodic reports, proxy statements and registration statements; and

●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these exemptions until December 31, 2026 or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

Recent Developments

Foreign Private Issuer Status

From the time of our initial public offering in 2021 until January 1, 2026, we were a “foreign private issuer” within the meaning of the rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we could meet our reporting requirements under the Exchange Act using forms for foreign private issuers that have more reduced disclosure requirements than those for domestic issuers. As of January 1, 2026, we ceased to qualify as a foreign private issuer and are now required to report as a domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly higher as the periodic reports and registration statements on U.S. domestic issuer forms with the SEC are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are now required to prepare our financial statements in accordance with U.S. GAAP, rather than IFRS, and have modified certain of our policies to comply with corporate governance practices required of U.S. domestic issuers.

Nasdaq Notification of Minimum Bid Price Deficiency

As discussed in greater detail herein, on March 20, 2026, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our ordinary shares for the 30 consecutive business days between February 5, 2026, to March 19, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until September 16, 2026, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Lazar Transaction

On February 13, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David E. Lazar that provides for the sale in a private placement of:

●	(a) 1,000,000 of our series A preferred shares, with a nominal value of €0.01 per share (the “Series A Preferred Shares”), convertible into an aggregate of up to 9 million of our ordinary shares, with a nominal value of €0.01 per share (the “Ordinary Shares”), (b) 1,000,000 of our series B preferred shares, with a nominal value of €0.01 per share (the “Series B Preferred Shares”), convertible into an aggregate of up to 9 million Ordinary Shares and (c) 1,000,000 of our series C preferred shares, with a nominal value of €0.01 per share (the “Series C Preferred Shares” and together with the Series A Preferred Shares and the Series B Preferred Shares, the “First Closing Shares”), convertible, subject to shareholder approval, into an aggregate of up to 9 million Ordinary Shares in exchange for $3 million; and

●	(a) 1,000,000 of our series D preferred shares, with a nominal value of €0.01 per share (the “Series D Preferred Shares”), convertible into an aggregate of up to 225 million Ordinary Shares and (b) 1,000,000 of our series E preferred shares, with a nominal value of €0.01 per share (the “Series E Preferred Shares”, together with the Series D Preferred Shares, the “Second Closing Shares”), convertible, subject to shareholder approval, into an aggregate of up to 225 million Ordinary Shares in exchange for an additional $3 million (collectively, the “Investment”).

The First Closing Shares and the Second Closing Shares (together the “Preferred Shares”), upon becoming fully convertible, will represent in excess of 95% of our issued and outstanding Ordinary Shares on a fully diluted basis as of the Final Closing (as defined below), assuming no additional share issuances prior to the Final Closing. The First Closing Shares are subject to certain conversion limitations as described below.

Simultaneous to entering into the Purchase Agreement on February 13, 2026, Mr. Lazar purchased the First Closing Shares at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement also contemplates that Mr. Lazar will separately purchase and acquire the Second Closing Shares as soon as practicable after we receive the Conversion Approval (as defined below) at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Final Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement. In March 2026, Mr. Lazar prepaid the $3 million for the Second Closing. Pursuant to the Purchase Agreement, the net proceeds of the Investment will be used for our operations, including for general corporate and working capital purposes, for expenses related to the Investment and to satisfy certain agreed upon obligations. In connection with the Investment, our board of directors (the “Board”) appointed Mr. Lazar as a director immediately prior to the First Closing.

Securities Purchase Agreement

The Purchase Agreement contains customary representations, warranties, and covenants of, as well as indemnification rights, and other obligations of the parties.

Following the Conversion Approval (as defined below), the Fist Closing Shares, upon full conversion, would represent approximately 55.4% of our issued and outstanding Ordinary Shares on a fully diluted basis, and the Second Closing Shares to be issued, upon full conversion, would represent approximately 90.2% of our issued and outstanding Ordinary Shares on a fully diluted basis as of the Final Closing, or collectively approximately 95.6% in the aggregate (based on the number of Ordinary Shares anticipated to be outstanding as of the Final Closing). Since the Ordinary Shares are currently listed on the Nasdaq Capital Market, we are required to comply with the continued listing rules of The Nasdaq Stock Market LLC (the “Listing Rules”), and among these requirements are Rules 5635(d) and Rule 5635(b) of the Listing Rules. Rule 5635(d) of the Listing Rules requires stockholder approval in connection with any transaction, other than a public offering, involving the sale, issuance, or potential issuance, of common stock or securities convertible into common stock, equal to 20% or more of the outstanding ordinary shares at the time that the agreement to issue such share is entered into for less than the lower of the last closing price prior to the entry into such agreement or the or 5-day average of the closing price prior to the entry into such agreement. Rule 5635(b) of the Listing Rules requires stockholder approval of a transaction involving the sale, issuance or potential issuance by an issuer of common stock (or securities convertible into, or exercisable for, common stock) when the issuance or potential issuance of additional shares may result in a change of control of the issuer. As a result of the significant number of Ordinary Shares that may be issued upon the future conversion of the Preferred Shares compared to the currently issued and outstanding Ordinary Shares as provided above, we will be required to obtain stockholder approval in accordance with Rule 5635(d) and Rule 5635(b) of the Listing Rules for Mr. Lazar to be able to fully convert the Preferred Shares (the “Conversion Approval”). Each of the First Closing Shares is convertible into 9 Ordinary Shares (or an aggregate of 9 million Ordinary Shares), and each the Second Closing Shares will be convertible into 225 Ordinary Shares (or an aggregate of 225 million Ordinary Shares); provided that, in no event will any Preferred Shares be convertible into Ordinary Shares if such conversion would result in Mr. Lazar or his transferees, or affiliates, or any other persons acting as a group together with Mr. Lazar exceeding the “Beneficial Ownership Limitation” prior to the date of Conversion Approval. The “Beneficial Ownership Limitation” means 19.99% of the outstanding Ordinary Shares as of the date of the Purchase Agreement, which percentage shall take into account any shares then owned by such holder and any of their affiliates.

Pursuant to the Purchase Agreement, we agree to use our best efforts to hold the extraordinary meeting of Shareholders (the “Shareholder Meeting”) on or before April 15, 2026 for the purpose of obtaining the Conversion Approval, as well as obtaining stockholder approval of (i) the election of our directors to the Board, including the Initial Nominee (as defined below) that is nominated by Mr. Lazar, as further summarized below and (ii) a reverse stock split of the Ordinary Shares in the range of not less than 1-for-2 and not more than 1-for-100, with the specific ratio to be determined by, and the implementation to be in the sole and absolute discretion of, the Board (collectively, the “Stockholder Meeting Proposals”). To the extent that the Conversion Approval is not obtained, then we will be required to use our reasonable best efforts to call another stockholder meeting within ninety (90) days of the date of the Shareholder Meeting (the “Second Meeting”). If the Conversion Approval is not received at the Second Meeting, we agreed to issue to Mr. Lazar, in a private placement transaction, up to 19.99% of the Ordinary Shares outstanding as of the date of the Purchase Agreement, at a price per share equal to the closing stock price of the Ordinary Shares on the day of the Second Meeting plus $0.02, provided, that the number of Ordinary Shares that Mr. Lazar will be entitled to purchase shall be automatically reduced to a number of Ordinary Shares such that Mr. Lazar, together with his affiliates, will not own, beneficially or otherwise, Ordinary Shares in excess of 19.99% of the Ordinary Shares outstanding as of the date of the Purchase Agreement.  The Shareholder Meeting has been scheduled on April 22, 2026.

The consummation of the First Closing on February 13, 2026 was subject to the satisfaction of customary closing conditions, including the accuracy of the representations and warranties in the Purchase Agreement and the delivery of certain transaction documents. In addition to Mr. Lazar being appointed as one of our directors in connection with the Investment, pursuant to the Purchase Agreement, Mr. Lazar will have certain one-time contractual rights involving the Board. These rights include: (i) a one-time contractual right to recommend to us an individual (the “Initial Nominee”) to be nominated for election at the Shareholder Meeting to serve as a director on the Board; (ii) subject to the Conversion Approval and the Final Closing occurring, a one-time contractual right to nominate up to six (6) individuals (the “Additional Purchaser Nominees”) to be qualified (including satisfying director “independence” requirements under the Listing Rules) and appointed to serve as directors on the Board after the resignation of the current directors, following the Conversion Approval and the Final Closing.

The consummation of the Final Closing is subject to the satisfaction or waiver of, among other customary closing conditions, our receipt of the Conversion Approval, the accuracy of the representations and warranties of each of the parties in the Purchase Agreement, the compliance by the parties with the covenants in the Purchase Agreement, and no permanent suspension or other trading suspension for more than three consecutive trading days of the Ordinary Shares by the Securities Exchange Commission (the “SEC”), the Nasdaq Capital Market or as reported by Bloomberg L.P.

The Purchase Agreement includes several covenants, including that we:

●	agree to maintain a reserve of Ordinary Shares from our duly authorized shares in order to complete the Investment and related transactions pursuant to the Purchase Agreement, except to the extent limited by our authorized Ordinary Shares.

●	agree that until the Shareholder Meeting, without Mr. Lazar’s consent which shall not be unreasonably withheld, conditioned or delayed, we will not, except as contemplated by the Purchase Agreement: (i) change the number of directors constituting the Board or fill any vacancy on the Board; (ii) change the nature of the our operations; (iii) incur any debt outside of the ordinary course of business; (iv) guarantee any obligation of any third party; (v) issue any capital stock or Ordinary Share equivalents, other than pursuant to certain limited exceptions such as those related to our 2025 Incentive Plan; or (vi) amend our certificate of incorporation or bylaws.

We also granted Mr. Lazar a right to participate in subsequent financing transactions where we issue Ordinary Shares or Ordinary Share equivalents for cash consideration, indebtedness or a combination thereof until the six month anniversary of the First Closing in an amount up to 25% of the subsequent financing transaction.

Description of Voting Agreement

In connection with the First Closing of the Investment, on August 19, 2025, we and Mr. Lazar entered into a voting agreement (the “Voting Agreement”) with certain of our stockholders (the “Voting Shareholders”) owning approximately 12.4% of our outstanding Ordinary Shares as of February 13, 2026. The Voting Agreement was entered into and became effective upon the execution and effectiveness of the Purchase Agreement and will terminate on the earlier of the Final Closing or the two-year anniversary of the Voting Agreement. Pursuant to the terms of the Voting Agreement, the Voting Shareholders have agreed to (1) vote all of their Ordinary Shares at the Shareholder Meeting in favor of the proposals recommended by the Board in order to facilitate the Investment (the “Meeting Proposals”), (2) appoint us as an irrevocable proxy for the Voting Shareholders for the duration of the Voting Agreement, and (3) our ability to appoint a successor proxy for the Voting Shareholders, in the event we are unable or unwilling to serve as the proxy, and in return, the Voting Shareholders will benefit from our completing the Investment. The Voting Agreement provides for, among other things, a standstill provision relating to the Voting Shareholders that ensures they will (i) not effect, offer or propose to purchase any of our securities or assets (including derivative rights), engage in any tender, merger, recapitalization, liquidation, or other business combination transaction, solicit proxies or otherwise act to control or influence the management of the Board, (ii) not take any action (or enter into any discussions) that may force us to make a public announcement of the matters set forth in (i) above, (iii) not request that we (or directors, management, employees or agents) amend or waive any provision of the standstill and (iv) not dispose of any of our Ordinary Shares until (1) the Voting Shareholders have voted their Ordinary Shares at the Shareholder Meeting in favor of the Meeting Proposals and (2) such proposals at the Shareholder Meeting have passed.

Description of Preferred Shares

The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, Series D Preferred Shares and Series E Preferred Shares (collectively the “Preferred Shares”) issued or to be issued in the Investment are set forth in our articles of association (the “Articles of Association”).

Issue

Under Dutch law, shares are issued and rights to subscribe for shares are granted pursuant to a resolution of our general meeting. Our Articles of Association provide that the general meeting may only resolve to issue shares upon the proposal of our board of directors (the “Board of Directors”). The general meeting may authorize the Board of Directors to issue new shares or grant rights to subscribe for ordinary shares. The authorization can be granted and extended, in each case for a period not exceeding five years. For as long as, and to the extent, that such authorization is effective, our general meeting will not have the power to issue ordinary shares.

A resolution of the general meeting has authorized our Board of Directors until November 9, 2026, to issue ordinary shares and preferred shares up to the amount of the authorized share capital (from time to time).

Conversion

The Preferred Shares may, at the request of the holder, be converted into Ordinary Shares. The conditions for conversion and the further terms and conditions related to the Preferred Shares will be determined by our Board of Directors, subject to the prior approval of our general meeting and the meeting of holders of the series of Preferred Shares concerned, if such series of Preferred Shares has been issued and are held by persons other than us. The preceding sentence applies by analogy to any adjustment to the conditions.

Voting Rights

In accordance with our Articles of Association, each Preferred Share irrespective of which class it concerns, confers the right on the holder thereof to cast one vote at our general meeting.

Pre-emptive rights

A holder of Preferred Shares has no pre-emptive right to acquire newly issued Ordinary Shares.

Form

The Preferred Shares are in registered form.

Dividends and Other Distributions

Under our Articles of Association, any profits or distributable reserves must first be applied to pay a dividend on the Preferred Shares.

Amendment Articles of Association

We intent to convene a Shareholder Meeting to obtain Conversion Approval and to amend and restate our Articles of Association. The following amendments to the terms of the Preferred Shares, to be set out in the amended articles of association, will be proposed to the Shareholder Meeting:

●	Each Series A, Series B and Series C Preferred Shares shall be convertible, at the option of the holder, at any time and from time to time, into nine Ordinary Shares.

●	Each Series D and Series E Preferred Shares shall be convertible, at the option of the holder, at any time and from time to time, into two hundred and twenty-five Ordinary Shares.

●	A holder of Preferred Shares who wishes to convert one or more Preferred Shares into Ordinary Shares shall notify the Company thereof in writing.

Extraordinary Shareholders’ Meeting

As discussed in more detail in a definitive proxy statement filed on Schedule 14A on March 25, 2026 and mailed to our shareholders’ on or around that date, we intend to hold an extraordinary shareholders’ meeting (“Shareholders’ Meeting”) on April 22, 2026. The matters to be voted upon at the proposed Shareholders’ Meeting are:

(1)	to ratify the selection by our board of directors and the Audit Committee thereof of Reliant CPA PC to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026;

(2)	to approve the issuance of our ordinary shares, underlying (i) the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares and (ii) the Series D Preferred Shares and Series E Preferred Shares to be issued pursuant to the terms of the Purchase Agreement as well as the ancillary agreements entered pursuant thereto, including issuances of any Ordinary Shares pursuant to the terms of any anti-dilution provisions applicable to such preferred shares, in each case, to comply with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market LLC;

(3)	to consider and vote on a proposal to approve an amendment to the Articles of Association of the Company to:

(a)	authorize the conversion of each Series A Preferred Share into nine (9) Ordinary Shares;

(b)	authorize the conversion of each Series B Preferred Share into nine (9) Ordinary Shares

(c)	authorize the conversion of each Series C Preferred Share into nine (9) Ordinary Shares;

(d)	authorize the conversion of each Series D Preferred Share into two-hundred and twenty-five (225) Ordinary Shares; and

(e)	authorize the conversion of each Series E Preferred Share into two-hundred and twenty-five (225) Ordinary Shares;

(f)	change the name of the Company to Quantum Cyber N.V.; and

(g)	increase (i) the number of authorized Ordinary Shares that we may issue from 45,000,000 (on a pre-Reverse Share Split Basis) to up to 900,000,000 (on a post-Reverse Share Split Basis) and (ii) the number of authorized Preferred Shares that we may issue from 5,000,000, split into 1,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, 1,000,000 Series C Preferred Shares, 1,000,000 Series D Preferred Shares and 1,000,000 Series E Preferred Shares (all on a pre-Reverse Share Split Basis) to up to100,000,000, split into 20,000,000 Series A Preferred Shares, 20,000,000 Series B Preferred Shares, 20,000,000 Series C Preferred Shares, 20,000,000 Series D Preferred Shares and 20,000,000 Series E Preferred Shares (all on a post-Reverse Share Split Basis),

(4)	to consider and vote on a proposal to approve an amendment to the Articles of Association of the Company to provide for a reverse share split of the Ordinary Shares and the Preferred Shares of the Company, that will be at a ratio ranging from one for two (1:2) to one for one-hundred (1:100), the final determination of which shall be determined by our board of directors, and to authorize our board of directors to effect the Reverse Share Split at their discretion;

(5)	to appoint David Lazar to serve as an executive director and Chief Executive Officer of our board of directors for a term commencing at the close of the Shareholders’ Meeting and ending at the close of the annual general meeting of the Company to be held in 2027;

(6)	to appoint Robert Liscouski to serve as a non-executive director of our board of directors for a term commencing at the close of the Shareholders’ Meeting and ending at the close of the annual general meeting of the Company to be held in 2027;

(7)	to appoint David Natan to serve as a non-executive director of our board of directors for a term commencing at the close of the Shareholders’ Meeting and ending at the close of the annual general meeting of the Company to be held in 2027;

(8)	to appoint Avraham Ben-Tzvi to serve as a non-executive director of our board of directors for a term commencing at the close of the Shareholders’ Meeting and ending at the close of the annual general meeting of the Company to be held in 2027;

(9)	to approve an amendment to our 2025 Omnibus Incentive Plan to authorize an increase in the number of Ordinary Shares awardable thereunder to 10,000,000;

(10)	to approve amendments to the our Remuneration Policy; and

(11)	to approve, pursuant to article 2:107a of the Dutch Civil Code, resolutions of the Board with regard to the Purchase Agreement and the transactions set out therein.

We will update our shareholders on the outcome of the Shareholders’ Meeting or any adjournment thereof (which adjournment is solely at the discretion of our board of directors).

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We do not have any processes for identifying and managing material risks from cybersecurity threats. We believe that at the current stage of our development and information systems there are no risks of cybersecurity incidents that have materially affected and are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Because we are not reasonably likely to be materially affected by cybersecurity threats at the current stages of our development, there are no particular director’s oversight of risks from cybersecurity threats and management does not have an active role in assessing and managing our material risks from cybersecurity threats. As part of our current strategy is to expand our business focus to include post-quantum cybersecurity, we will reexamine our cyber security concerns, processes and procedures if we expand our business focus.

ITEM 2. PROPERTIES

Our headquarters are located at Robert Koch Strasse 50, 55129 Mainz, Germany.

We do not currently own any real estate and do not intend to purchase any real estate in the near term.

ITEM 3. LEGAL PROCEEDINGS

On March 22, 2024, the Company filed a complaint in the Supreme Court of the State of New York against Boustead Securities, LLC, for breach of contract, unjust enrichment, and a declaratory judgment. Several weeks later, Boustead brought an arbitration against Mainz seeking to collect alleged unpaid compensation for financial services plus shares and warrants pursuant to two agreements. Mainz made an application to the Arbitration Panel requesting an order staying the Arbitration proceeding pending the courts’ final determination of the issues raised in the Supreme Court case, which was granted on September 12, 2024. Prior to the Court’s determination of which venue (the Supreme Court or FINRA Dispute Resolution) is proper to hear the dispute, Boustead agreed to withdraw the arbitration. Boustead then moved to dismiss Mainz’s claims but has not yet raised any claims in the court action against the Company. Thus, at this time there are no pending claims against the Company related to this action. Should Boustead eventually file claims against the Company, the Company would vigorously defend against all claims. Given that there are no pending claims, there is nothing to predict regarding a possible loss or range of loss that may result from this action. The Company does not believe that any outcome in this matter will have a material impact to its balance sheet or statement of operations in the future.

Except as set out above, we are not involved in, or aware of, any legal or administrative proceedings contemplated or threatened by any governmental authority or any other party. As of the date of this prospectus supplement, no director, officer or affiliate is a party adverse to us in any legal proceeding or has an adverse interest to us in any legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary share are listed on the on the Nasdaq Capital Market. The following table sets forth, for the periods indicated the high and low closing prices of our ordinary shares on the Nasdaq Capital as reported by Nasdaq.

	High Closing Price	Low Closing Price
Fiscal Year 2025 (quarter ended)
December 31, 2025	$1.65	$1.12
September 30, 2025	$2.13	$1.33
June 30, 2025	$3.70	$1.38
March 31, 2025	$7.89	$3.21

The last reported sales price for our ordinary shares on the Nasdaq Capital Market as of March 27, 2026 was $0.44 per share. As of [------], 2026, we had approximately [----] shareholders of record for our ordinary shares.

Transfer Agent

We have appointed Transhare Corporation as the transfer agent for our ordinary shares. Transhare Corporation’s telephone number and address is (303) 662-1112 and 17755 US Hwy 19 N, Clearwater, FL 33764.

Dividends

We have never declared or paid any cash dividends on our ordinary shares or preferred shares. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our ordinary shares or preferred shares. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Nasdaq Notification

On March 20, 2026, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our ordinary shares for the 30 consecutive business days between February 5, 2026, to March 19, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until September 16, 2026 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our ordinary shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our ordinary shares will be subject to delisting. We might not be eligible for the additional 180 calendar day compliance period, if applicable, and Nasdaq’s staff might not grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, the we may appeal the Nasdaq staff’s determination to delist our securities.

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You may read the “Forward-Looking Statements” section in this annual report and the sections entitled “Risk Factors” in other documents that we have filed with the U.S. Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to our financial results for the years ended December 31, 2025 and December 31, 2024. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Mainz Biomed N.V. and its affiliates.

Organization and Overview of Operations

We develop and sell in-vitro diagnostic (“IVD”) tests for the early detection of cancer. Throughout our 2025 fiscal year, our legacy ColoAlert product was marketed and sold in European markets. Since 2020, we have been developing both a blood and stool test for the early detection of pancreatic cancer. From 2022 to February 2026, we were developing our next generation colorectal cancer screening product, with the intention to launch these products in the future in the United States and in Europe.

In February 2026, the Board made the decision to close our colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, which were primarily the two lines intellectual property. The decision also resulted in the termination of all employees of our subsidiary in Germany, with termination dates between February and May 2026.

In March 2026, the Company announced the appointment of Robert Liscouski as its non-executive Chairman, with David Lazar assuming the position of director and co-CEO. These changes were made to align the Company’s strategy to expand its business focus in the area of post-quantum cybersecurity, while continuing to pursue the commercialization of its blood-based pancreatic cancer detection product candidate. The Company announced its intention to change its name, subject to shareholder approval, to Quantum Cyber N.V., while using the name Quantum Cyber as a d/b/a until that time. In conjunction with the name change the Company changed its NASDAQ ticker symbol to QUCY.

Business Highlights

During the fiscal year ended December 31, 2025, the Company continued to advance its diagnostic portfolio, including the commercialization of its ColoAlert colorectal cancer screening test in Europe and the development of next-generation diagnostic products. The Company’s results for the year reflect continued investment in research and development, ongoing commercialization efforts, and actions taken to streamline operations and align costs with strategic priorities. Revenue was primarily generated from sales of ColoAlert test kits in European markets, while operating expenses were driven mainly by research and development activities, sales and marketing efforts, and general and administrative costs.

Known Trends, Events, and Uncertainties

In February 2026, the Board made the decision to close the Company’s colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, which were primarily the two lines intellectual property. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with termination dates between February and May 2026. As a result of the closing of subsidiary and proposed sales of intellectual property, the Company has recorded an impairment loss on the value of the intellectual property of $2,640,280 in 2025.

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

	Years ended
	December 31,			%
	2025	2024	Change	Change
Revenue	$537,080	$893,991	$(356,911)	(40%)
Cost of sales	$147,288	$319,108	$(171,820)	(54%)
Product margin	$389,792	$574,883	$(185,091)	(32%)
Gross Margin	73%	64%
Sales and marketing	$3,820,509	$6,581,333	$(2,760,824)	(42%)
Research and development	$4,960,566	$5,839,033	$(878,467)	(15%)
General and administrative	$5,107,535	$6,650,561	$(1,543,026)	(23%)
Impairment loss of intangible asset	$2,640,280	$-	$2,640,280	-
Restructuring expense	$-	$277,160	$(277,160)	(100%)
Total operating expenses	$16,528,890	$19,348,087	$(2,819,197)	(15%)
Loss from operations	$16,139,098	$18,773,204	$(2,634,106)	(14%)
Other expense	$71,620	$2,825,568	$(2,753,948)	(97%)
Net loss	$16,210,718	$21,598,772	$(5,388,054)	(25%)
Total comprehensive loss	$16,279,741	$21,695,091	$(5,415,350)	(25%)
Basic and dilutive loss per ordinary share	$(2.70)	$(21.91)	$19.21	(88%)
Weighted average number of ordinary shares outstanding	5,996,887	985,717

Total Revenue

Total revenue for the year ended December 31, 2025 was $537,080 as compared to $893,991 for the year ended December 31, 2024, a decrease of 40%. This decrease was attributable to the Company winding down its direct to consumer business in August 2024 to focus on ColoAlert sales to lab partners, primarily in Germany.

Cost of Revenue

Cost of revenue for the year ended December 31, 2025 was $147,288 as compared to $319,108 for the year ended December 31, 2024, a 54% decrease. This decrease was attributable to the Company winding down its direct to consumer business in August 2024 to focus on ColoAlert sales to lab partners, primarily in Germany.

Gross profit

Gross profit decreased to $389,792 in the year ended December 31, 2025 compared to $574,883, for the year ended December 31, 2024. This gross profit decrease, resulting in an improvement of gross margin from 64% to 73%, was attributable to improved profits resulting from the Company winding down its direct to consumer business in 2024 to focus on ColoAlert sales to lab partners. Margins from product sales are higher than the margins on the direct to consumer business, which included the service element of performing tests in our diagnostic lab.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $4,960,566 compared to $5,839,033 for the year ended December 31, 2024, a decrease of $878,467. This decrease was driven by a reduction of personnel related costs of $2.8 million resulting from our restructuring in 2024 offset by an increase of $2.0 million resulting from costs related to the eAArly Detect 2 clinical study.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2025, were $3,820,509 compared to $6,581,333 for the year ended December 31, 2024, a decrease of $2,760,824. This decrease was related to a decrease in our marketing and advertising expense of $1.9 million as we focused more of our efforts on sales to our lab partners as opposed to online marketing for consumer sales. Accompanying this decrease, our reduced labor costs (salary and consulting) decreased by $0.8 million, in line with our shift in focus away from consumer sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $5,107,535 compared to $6,650,561 for the year ended December 31, 2024, a decrease of $1,543,026. The decreased expenses were primarily the result of a decrease of $2.1 related reduced labor costs (salary and consulting) resulting from our restructuring in 2024. This was offset by an increase of $1.5 million for non-cash stock option expense for the year ended December 31, 2025 compared to the same period in 2025. Office and insurance cost also decreased by $0.6 million due to our focused cost reduction efforts.

Restructuring Expenses

Restructuring expenses for the year ended December 31, 2025 were nil compared to $277,160 for the year ended December 31, 2023, a decrease of $277,160. During July 2024 and October 2024, the Company restructured its operations to focus on its ColoAlert business in Europe, the development of its next generation product, and planning for the Early Detect 2 clinical study in the U.S. in 2025. In line with that focus, the Company implemented cost reduction efforts which included the reduction of its operating costs, including the reduction of personnel by 65%, reduction of external consulting costs, and the sale of its European Oncology Lab (“EOL”) business in St. Ingbert, Germany to a related party. The sale of the EOL business included a payment to the Company of €31,511 ($32,785). Additionally, the Company amended the employment contracts of its CEO and CFO, reducing the salaries of those officers to 60% and 50% of their then current salaries, respectively, effective November 1, 2024. For the year ended December 31, 2024, the Company recorded severance expenses and impairment loss from this transaction of $277,160 as restructuring expense and gain on sale of EOL of $28,328. In conjunction with its restructuring program, for the year ended December 31, 2024, the Company recorded an impairment on construction in progress of $47,449 as the construction project was on hold and there is not a plan for future use.

Impairment of Intangible Asset

As a result of the closing of our subsidiary in Germany, in early 2026, and proposed sales of intellectual property, the Company has recorded an impairment loss on the value of the intellectual property of $2,640,280 in 2025.

Other Income (Expense)

Other expense, net for the year ended December 31, 2025 was $71,620 compared to $2,825,568 for the year ended December 31, 2024, resulting in decreased other expenses (net) of $2,753,948. This decrease was primarily the result of decreased interest expense of $0.6 million and the decrease in the fair value adjustment of $2.1 million, from the Company’s convertible debt balances which were substantially reduced for the year ended December 31, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and operating losses. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and, debt and equity financing. As of December 31, 2025, we had $889,091 of cash and cash equivalents, compared to $6,235,670 as of December 31, 2024.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2025	2024	Change
Cash used in operating activities	$(10,979,587)	$(17,329,254)	$6,349,667
Cash used in investing activities	$(1,033,401)	$(198,817)	$(834,584)
Cash provided by financing activities	$6,763,040	$16,791,085	$(10,028,045)

Cash Flow from Operating Activities

For the year ended December 31, 2025, cash flows used in operating activities was $10,979,587 compared to $17,329,254 used during the year ended December 31, 2024. The improvement in cash flows used in operating activities of $6,349,667 was primarily the result of our smaller operating loss for the year ended December 31, 2025, net of non-cash stock-based compensation, impairment losses, changes in the fair value of convertible debt, depreciation and amortization, and timing differences for the settlement of assets and liabilities, as compared to the year ended December 31, 2024.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we used $1,033,401 in investing activities compared to $198,817 used during the year ended December 31, 2024. The increase in cash flows used in investing activities of $834,584 was the primarily the result of payments for the acquisition of our intellectual property for our development of a blood based pancreatic cancer test.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we had cash flow provided by financing activities of $6,763,040 compared to cash flow provided by financing activities of $16,791,085 for the year ended December 31, 2024, a decrease of $10,028,045. This decrease was primarily the result of the Company closing an $8.0 million unit financing closed in December 2024, which proceeds were used to fund 2025 operations, and the lower amount of funds necessary to fund operating cash flows.

Working Capital Discussion

We had recurring losses, accumulated deficit totaling $104.9 million and negative cash flows used in operating activities of $11.0 million as of and for the year ended December 31, 2025. We also had $0.9 million of cash on hand on December 31, 2025, and a working capital deficit, of $1.9 million.

These conditions are indicators that impact the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. If the Company is unable to obtain funding, the Company could be forced to further delay, reduce or eliminate its research and development, regulatory, and commercial efforts which could adversely affect its future business prospects and its ability to continue as a going concern.

Historically, the Company has relied upon funds from its stockholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its operations and its stockholders.

We plan to fund our cash flow and working capital needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. During early 2026, the Company completed a $6 million preferred stock offering and has an Equity Distribution Agreement in place which allows the Company to raise additional equity capital.

The Company believes that its currently available cash on hand, together with additional financing described above, may be sufficient to meet its planned expenditures and obligations for at least the one-year period following the issuance of its consolidated financial statements; however, such expectations are subject to significant uncertainty, and substantial doubt remains about the Company’s ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the statement of financial position classifications used, that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

In accordance with US GAAP, we evaluate our estimates and judgments on an ongoing basis.

Useful lives of property and equipment

Estimates of the useful lives of property and equipment and intangible assets are based on the period over which the assets are expected to be available for use. The estimated useful lives are reviewed annually and are updated if expectations differ from previous estimates due to physical wear and tear, technical or commercial obsolescence, and legal or other limits on the use of the relevant assets. In addition, the estimation of the useful lives of the relevant assets may be based on internal technical evaluation and experience with similar assets. It is possible, however, that future results of operations could be materially affected by changes in the estimates brought about by changes in the factors mentioned above. The amounts and timing of recorded expenses for any period would be affected by changes in these factors and circumstances. A reduction in the estimated useful lives of the property and equipment and intangible assets would increase the recorded expenses and decrease the non-current assets.

Estimating the incremental borrowing rate on leases

The Company cannot readily determine the interest rate implicit in leases where it is the lessee. As such, it uses its incremental borrowing rate (“IBR”) to measure lease liabilities. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of comparable value to the right-of-use asset in a similar economic environment. IBR therefore reflects what the Company “would have to pay”, which requires estimation when no observable rates are available or where the applicable rates need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the IBR using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates.

Estimating the fair value of share-based payment transactions

The Company utilizes a Black-Scholes model, or where appropriate, a Monte-Carlo Simulation to estimate the fair value of its share-based payments and warrants. In applying these models, management must estimate the expected future volatility of the Company’s estimated share price and makes such assumptions based on the historical stock price of Company’s common stock under an expectation that historical volatility is representative of the expected future volatility.

Estimating the fair value of financial instruments

When the Company recognizes a financial instrument, where there is no active market for such an instrument, the Company utilizes alternative valuation methods. The Company utilizes inputs from observable markets to the extent that an appropriate market can be identified, but when there is a lack of such a market, the Company applies judgment to determine a fair value. Such judgments require those such as risk and volatility, of which changes in such assumptions may impact the fair value of the financial instrument.

Indefinite-lived intangible assets impairment

We are required to use judgment when applying the indefinite-lived intangible assets impairment test. Changes in these estimates could materially affect our assessment of the fair value and indefinite-lived intangible assets impairment. Significant estimates used in our impairment test include the determination of the discount rate, revenue growth rates, long-term growth rates, and forecasted profitability of our business.

Provision for expected credit losses on trade receivables

The provision for expected credit losses on trade receivables are estimated based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices. The Company will calibrate its provision matrix to adjust the historical credit loss experience with forward-looking information. The assessment of the correlation between historical observed default rates, forecast economic conditions and expected credit losses is a significant estimate. The amount of expected credit losses is sensitive to changes in circumstances and of forecast economic conditions. The Company’s historical credit loss experience and forecast of economic conditions may also not be representative of the customer’s actual default in the future.

Other significant judgments

The preparation of these financial statements in accordance with U.S. GAAP requires the Company to make judgments, apart from those involving estimates, in applying accounting policies. The most significant judgments in applying the Company’s financial statements include:

●	The assessment of the Company’s ability to continue as a going concern and whether there are events or conditions that may give rise to significant uncertainty;

●	The determination of the lease term of contracts with renewal and termination options;

●	Determination of the extent to which it is probable that future taxable income will be available to allow all or part of the temporary differences and net operating losses to be utilized;

●	Whether there are indicators of impairment of the Company’s long-lived assets;

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Conversion from IFRS to U.S. GAAP

As the Company no longer qualifies as a Foreign Private Issuer, its consolidated financial statements have been retroactively converted from IFRS to U.S. GAAP from inception. Refer to Note 2 (Basis of presentation) for details.

The cumulative effect of the transition from IFRS to U.S. GAAP, for periods prior to those presented, have been recorded as an adjustment to the opening accumulated deficit as of January 1, 2024, resulting in a change from $69,328,021 to $67,092,885 and the details as follows;

Opening accumulated deficit adjustment
Beneficial conversion feature	$111,600
Reverse acquisition accounting	2,019,739
Leases	103,797
$2,235,136

The significant differences between IFRS and U.S. GAAP as they relate to the Company are as follows:

●	Beneficial conversion feature

For convertible instruments with a liability component and a conversion feature that exchanges a fixed amount of cash for a fixed number of shares, under IFRS, the Company applied split accounting between debt contract and the conversion feature. Whereas U.S. GAAP, if the conversion feature is not recorded separately, then the entire convertible instrument may be considered one unit of account.

●	Reverse acquisition accounting

For a share exchange for reverse acquisition with a public shell entity, under IFRS, the Company applied a share-based payment transactions in accordance with IFRS 2 as a public shell company would not meet the definition of a business under Business Combination IFRS 3. Whereas U.S. GAAP, the Company accounted for a share exchange as a recapitalization.

●	Leases

Under IFRS, the Company, as lessee, applied the single lease model that is similar to the accounting for a finance lease under U.S. GAAP. Under IFRS, lease expenses are recognized on a straight-line basis for the right-of-use asset amortization component and the effective interest rate method to the lease liability. Under U.S. GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and an interest expense component, on a straight-line basis throughout the lease term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mainz Biomed N.V.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mainz Biomed N.V. (the “Company”), as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years ended December 31, 2025 and 2024, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with the accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Comprehensive Basis of Accounting

As discussed in Note 2 to the consolidated financial statements, the Company changed its comprehensive basis of accounting from International Financial Reporting Standards as issued by the International Accounting Standards Board to U.S. generally accepted accounting principles (“US GAAP”) effective with the preparation of the consolidated financial statements as of and for the year ended December 31, 2025. As a result, US GAAP was applied retrospectively to the consolidated balance sheet as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Reliant CPA PC

Served as Auditor since 2023

Newport Beach, CA

March 31, 2026

Mainz Biomed N.V.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$889,091	$6,235,670
Accounts receivable	17,348	33,577
Accounts receivable - related party	61,030	17,238
Inventories	216,888	372,870
Prepaid expenses and other current assets	657,310	1,361,489
Total current assets	1,841,667	8,020,844

Property and equipment, net	1,094,949	1,365,144
Intangible assets	1,113,424	3,017,462
Right-of-use assets	1,277,356	1,098,074
Total assets	$5,327,396	$13,501,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 2)	$936,440	$2,922,717
Accounts payable and accrued liabilities - related party	13,956	10,399
Loan payable	183,706	176,814
Convertible debt	82,305	1,093,975
Notes payable - Silent partnership	956,902	1,022,918
Intellectual property acquisition liability	487,785	-
Intellectual property acquisition liability current portion - related party	676,096	690,575
Operating lease liabilities - current portion	356,126	264,982
Total current liabilities	3,693,316	6,182,380

Operating lease liabilities	992,480	945,203
Intellectual property acquisition liability - related party	-	376,096
Total liabilities	4,685,796	7,503,679

Shareholders’ equity
Ordinary shares, a par value of € 0.01, 11,250,000 shares authorized, 9,780,142 and 2,319,353 shares issued and outstanding, respectively	107,820	23,054
Additional paid-in capital	106,053,809	95,215,079
Accumulated deficit	(104,902,375)	(88,691,657)
Accumulated other comprehensive loss	(617,654)	(548,631)
Total shareholders’ equity	641,600	5,997,845

Total liabilities and shareholders’ equity	$5,327,396	$13,501,524

The accompanying notes are an integral part of these consolidated financial statements.

Mainz Biomed N.V.

Consolidated Statements of Comprehensive Loss

	Years ended
	December 31,
	2025	2024

Revenue	$372,932	$832,422
Revenue - related party	164,148	61,569
Total revenue	537,080	893,991
Cost of revenue	147,288	319,108
Gross profit	389,792	574,883

Operating expenses:
Sales and marketing	3,820,509	6,581,333
Research and development	4,905,791	5,717,784
Research and development – related party	54,775	121,249
General and administrative (Note 2)	5,107,535	6,650,561
Impairment of intangible asset	2,640,280	-
Restructuring expense	-	277,160
Total operating expenses	16,528,890	19,348,087

Loss from operations	(16,139,098)	(18,773,204)

Other income (expense)
Other income	42,180	90,561
Government grant	533,503	46,087
Gain on sale of subsidiary	-	28,328
Change in fair value of convertible debt	21,000	(2,052,000)
Gain (loss) on sales and disposal of assets	(163,248)	46,818
Interest expense	(373,458)	(945,545)
Other expense	(131,597)	(39,817)
Total other expense	(71,620)	(2,825,568)

Loss before income tax	(16,210,718)	(21,598,772)
Income tax provision	-	-
Net loss	$(16,210,718)	$(21,598,772)

Comprehensive loss
Net loss	(16,210,718)	(21,598,772)
Foreign currency translation adjustment	(69,023)	(96,319)
Total comprehensive loss	$(16,279,741)	$(21,695,091)

Basic and diluted loss per ordinary share	$(2.70)	$(21.91)
Weighted average number of ordinary shares outstanding	5,996,887	985,717

The accompanying notes are an integral part of these consolidated financial statements.

Mainz Biomed N.V.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Ordinary shares		Additional		Other	Total
	Number of		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	loss	Equity
Balance, December 31, 2023	529,148	$5,897	$70,892,323	$(67,092,885)	$(452,312)	$3,353,023
Sale of ordinary shares and warrants and prefunded warrants, exercise of prefunded warrants	805,141	7,714	13,757,003	-	-	13,764,717
Issuance of ordinary shares for conversion of debt	807,388	7,699	9,643,694	-	-	9,651,393
Issuance of ordinary shares for exercise of warrants	81,356	782	(782)	-	-	-
Share based expense	96,400	962	985,958	-	-	986,920
Stock option expense recapture (Note 2)	-	-	(63,117)	-	-	(63,117)
Reverse stock split adjustment	(80)	-	-	-	-	-
Net loss	-	-	-	(21,598,772)	-	(21,598,772)
Foreign currency translation	-	-	-	-	(96,319)	(96,319)
Balance, December 31, 2024	2,319,353	$23,054	$95,215,079	$(88,691,657)	$(548,631)	$5,997,845
Sale of ordinary shares, warrants and prefunded warrants, exercise of prefunded warrants	5,288,222	59,593	6,056,586	-	-	6,116,179
Sale of ordinary shares	1,545,733	17,967	2,114,117	-	-	2,132,084
Share based expense	626,834	7,206	1,195,748	-	-	1,202,954
Stock option expense	-	-	1,472,279	-	-	1,472,279
Net loss	-	-	-	(16,210,718)	-	(16,210,718)
Foreign currency translation	-	-	-	-	(69,023)	(69,023)
Balance, December 31, 2025	9,780,142	$107,820	$106,053,809	$(104,902,375)	$(617,654)	$641,600

The accompanying notes are an integral part of these consolidated financial statements.

Mainz Biomed N.V.

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(16,210,718)	$(21,598,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,202,954	986,920
Stock option expense (Note 2)	1,472,279	(63,117)
Depreciation and amortization	615,720	696,629
Impairment loss	2,640,280	47,449
Bad debt recovery	-	(11,919)
Inventory write down	312,151	186,338
Accretion expense	202,801	157,703
Change in fair value of convertible debt	(21,000)	2,052,000
Gain on sale of subsidiary - related party	-	(28,328)
(Gain) loss on sale and disposal of assets	163,248	(46,818)
Non-cash lease expense	277,036	367,314
Changes in operating assets and liabilities:
Accounts and other receivable, net	114,630	20,554
Accounts receivable - related party	(43,792)	(17,238)
Inventories	(99,561)	29,811
Prepaid expenses and other assets	791,288	109,246
Accounts payable and accrued liabilities (Note 2)	(2,073,730)	210,017
Accounts payable and accrued expense - related party	3,557	(22,303)
Deferred revenue	-	(135,724)
Operating lease liabilities	(326,730)	(269,016)
Net cash used in operating activities	(10,979,587)	(17,329,254)

Cash Flows From Investing Activities
Proceeds from sale of subsidiary - related party	-	32,785
Payment for intangible asset	(700,000)	-
Payment for intangible asset-related party	(350,000)	(150,000)
Purchase of property and equipment	(1,216)	(104,949)
Proceeds from sales of property and equipment	17,815	23,347
Net cash used in investing activities	(1,033,401)	(198,817)

Cash Flows From Financing Activities
Sale of ordinary shares, pre-funded warrants, and warrants	8,248,261	13,764,717
Proceeds from convertible debt	-	4,310,000
Repayments of convertible debt	(1,000,000)	(1,179,833)
Payments on silent partnerships	(243,405)	-
Payments on loan payable	(241,816)	(103,799)
Net cash provided by financing activities	6,763,040	16,791,085

Effect of changes in exchange rates	(96,631)	(98,269)

Net change in cash	(5,346,579)	(835,255)
Cash at beginning of year	6,235,670	7,070,925
Cash at end of year	$889,091	$6,235,670

Supplemental cash flow information:
Interest expense	$178,563	$150,021
Income tax	$-	$-

Non-Cash Investing and Financing Activities
Right-of-use asset additions	$312,021	$48,272
Acquisition of intangible asset for structured payments	$1,113,424	$-
Issuance of ordinary shares for conversion of debt	$-	$9,651,393
Payable offset by sale of asset	$13,680	$-
Loan payable for prepaid insurance	$240,826	$277,289

The accompanying notes are an integral part of these consolidated financial statements.

Mainz Biomed N.V.

Notes to the Consolidated Financial Statements

December 31, 2025, and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

Mainz Biomed N.V. (the “Company”) is domiciled in the Netherlands. The Company’s registered office is at Robert-Koch Strasse 50, 55129 Mainz, Germany with substantially all of its operations in Germany. The Company was formed in 2021 to acquire the business of Mainz Biomed Germany GmbH.

The Company has been engaged in developing and selling in-vitro diagnostic (“IVD”) tests for the early detection of cancer. The Company’s ColoAlert product is being marketed and sold in European markets. During 2025, the Company was developing its next-generation colorectal cancer screening and pancreatic cancer screening products and intend to launch them in the United States and Europe in the future. The Company operated a clinical diagnostic laboratory, however, it primarily distributed the Company’s IVD kits to third-party laboratories in Europe.

Restructuring

During July 2024 and October 2024, the Company restructured its operations to focus on its ColoAlert business in Europe, the development of its next-generation product, and planning for the Early Detect 2 clinical study in the U.S. in 2025. In line with that focus, the Company implemented cost-reduction efforts, including reducing its operating costs, reducing personnel by 65%, reducing external consulting costs, and selling its European Oncology Lab (“EOL”) business in St. Ingbert, Germany. The sale of the EOL business included a payment to the Company of €31,511 ($32,785). Additionally, the Company amended the employment contracts of its CEO and CFO, reducing their salaries to 60% and 50% of their then-current salaries, respectively, effective November 1, 2024. For the year ended December 31, 2024, the Company recorded severance expenses and impairment loss from this transaction of $277,160 as restructuring expense and gain on sale of EOL of $28,328.

Reverse stock split

On December 3, 2024, the Company implemented a 1-for-40 reverse stock split of its issued and outstanding shares. The reverse stock split was authorized by the Board of Directors of the Company, pursuant to shareholder approval granted at its Extraordinary Shareholders Meeting on November 20, 2024. The Company amended the par value of share capital from €0.40 to €0.01 per share in November 2025.

All share and per share information in these financial statements retroactively reflects this reverse stock split.

Reclassification

Certain amounts in the prior year’s Consolidated Financial Statements and Notes have been recast to conform to the 2025 presentation, most notably, previously prepaid expense was offset by a short term financing loan. Refer to Note 10.

	Originally reported	Recast	Currently reported
Prepaid expense	$1,184,675	$176,814	$1,361,489
Loan payable	$-	$176,814	$176,814

Going concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of December 31, 2025, the Company had an accumulated deficit of approximately $104.9 million, a net working capital deficit of approximately $1.9 million, and a cash balance of $889,091. During the year ended December 31, 2025, the Company incurred a net loss of approximately $16.2 million.

The Company has suffered recurring losses from operations, negative working capital and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management evaluated conditions and events that raise substantial doubt and the Company’s plans to mitigate those conditions over the one-year look-forward period from the date these consolidated financial statements are issued.

The Company’s ability to continue as a going concern depends on its ability to successfully execute its business plan and eventually achieve profitable operations.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business and maintaining its good standing in the industry. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has relied upon funds from its stockholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its operations and its stockholders.

Management’s plans also include reducing or deferring certain discretionary expenditures and pursuing strategic partnerships and/or revenue-generating contracts, however, there can be no assurance these plans will be effectively implemented or be successful.

The Company believes that its currently available cash on hand, together with additional financing described above, may be sufficient to meet its planned expenditures and obligations for at least the one-year period following the issuance of its consolidated financial statements; however, such expectations are subject to significant uncertainty, and substantial doubt remains about the Company’s ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the statement of financial position classifications used, that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

NOTE 2 – BASIS OF PRESENTATION AND PREVIOUS IFRS AMOUNT CORRECTION

The Company’s consolidated financial statements are expressed in United State dollars. These consolidated financial statements have been prepared in accordance with U.S. GAAP.

Under U.S. federal securities laws, issuers must assess their foreign private issuer status as of the last business day of their second fiscal quarter. As of June 30, 2025, it was determined that more than 50% of the Company’s common shares are held by U.S. stockholders, and the Company no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, beginning January 1, 2026, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that financial statements be presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) instead of International Financial Reporting Standards (“IFRS”) as issued by the IASB.

These consolidated financial statements have been prepared in accordance with U.S. GAAP effective for the financial year ended December 31, 2025. Comparative figures, which were previously presented in accordance with IFRS have been retrospectively adjusted to conform to the Company’s accounting policies under U.S. GAAP.

The transition to U.S. GAAP was made retrospectively for all periods from the Company’s inception. The cumulative effect of the transition from IFRS to U.S. GAAP for periods prior to those presented has been recorded as an adjustment to the opening accumulated deficit as of January 1, 2024, resulting in a change from $69,328,021 to $67,092,885.

2024 IFRS Financial Statement Correction

The Company identified errors in financial statements in accordance with IFRS for the year ended December 31, 2024. The Company has corrected herein consolidated financial statements in accordance with U.S. GAAP as at December 31, 2024 and for the year ended December 31, 2024.

Specifically, the Company recognized a forfeiture of stock options and operating expenses, subsequent to the filing of its Annual Report on Form 20-F, which resulted in an overstatement of stock-based compensation expense of $212,624 and an understatement of professional and consulting fees of $79,544, for the year ended December 31, 2024. Management evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 (Materiality) and SAB No. 108 (Considering the Effects of Prior Year Misstatements), considering both quantitative and qualitative factors. Management concluded that the error was not material to the previously issued financial statements; however, correcting the error solely in the current period would result in a material misstatement of the current period financial statements. Accordingly, the Company has corrected the error by revising the comparative prior period financial statements presented herein. The adjustments are presented in the consolidated balance sheet, consolidated Statements of comprehensive loss, the consolidated Statements of changes in shareholders’ equity and consolidated Statements of cash flow.

The previously recognized stock option expenses have been adjusted by recalculation due to not recognizing forfeiture of some employees.

	Originally reported	Adjustment	Currently reported
General and administrative - Stock option expense (recapture)	$149,507	$(212,624)	$(63,117)
Reserve	$149,507	$(212,624)	$(63,117)

The Company identified operating expense cut off issues, which certain expenses recorded in 2025 should have been accrued in 2024. The previously recognized general and administrative expenses have been adjusted by $79,544.

	Originally reported	Adjustment	Currently reported
General and administrative - professional and consulting	$2,405,487	$79,544	$2,485,031
Accounts payable	$1,254,187	$79,544	$1,333,731

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

Throughout these consolidated financial statements, Mainz Biomed N.V. and its directly and indirectly wholly owned subsidiaries, Mainz Biomed USA, Inc., and Mainz Biomed GmbH are referred to, collectively and individually as “Mainz”, “Mainz Biomed”, or the “Company”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the valuation of debt, leases, useful life of equipment, impairment analysis, warrants and stock options and other financial instruments.

Segment reporting

Operating segments are comprised of the components of an entity for which separate information is available to the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources and evaluate performance. The Company consists of a single reporting segment: genetic diagnostic testing.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the genetic diagnostic testing segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the genetic diagnostic testing segment based on the Company’s net loss as reported on the statements of comprehensive loss as consolidated net loss and operating expense summary (Note 18). The Company’s segment assets are reported on the balance sheet as its total consolidated assets.

Foreign Currency Translation

The Company translates its foreign operations to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.

The functional currency of Mainz Biomed GmbH is the Euro (EUR, €). These subsidiary financial statements are translated into U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenue and expenses, and historical rates for equity. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss).

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

As of December 31, 2025, and 2024, the Company did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution in the U.S. The amount in excess of the Federal Deposit Insurance Corporation insurance as of December 31, 2025, was approximately $342,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivables and Allowance for Current Expected Credit Losses

The provision for expected credit losses on accounts receivables is estimated based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices. The Company will calibrate its provision matrix to adjust the historical credit loss experience with forward-looking information. The assessment of the correlation between historical observed default rates, forecast economic conditions and expected credit losses is a significant estimate. The amount of expected credit losses is sensitive to changes in circumstances and of forecast economic conditions. The Company’s historical credit loss experience and forecast of economic conditions may also not be representative of the customer’s actual default in the future.

The Company enters into arrangements with certain counterparties under which amounts due from such counterparties are expected to be settled through offset against amounts payable to the same counterparties, rather than through cash collection. These arrangements are part of the Company’s normal settlement processes, including end-of-period or end-of-life (“EOL”) settlement cycles.

While the Company may have the intent to settle such balances on a net basis, accounts receivable and accounts payable are presented on a gross basis in the consolidated balance sheets as the criteria for offsetting under applicable accounting guidance are not met, including the requirement for a legally enforceable right of offset.

Accordingly, accounts receivable includes amounts that are expected to be settled through netting against corresponding accounts payable balances with the same counterparties. As a result, the Company’s exposure to credit losses on these receivables is limited to the extent that such receivables exceed the related payable balances.

The Company evaluates these arrangements in assessing credit risk and expected credit losses.

During the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $0 and a bad debt recovery of $11,919, respectively. As of December 31, 2025 and 2024, the Company did not record an allowance.

Inventory

Inventories are measured at the lower of cost and net realizable value. The cost of inventories is based on a weighted average cost and includes expenditures incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing them to their current location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures that extend the asset’s useful life are capitalized and depreciated. Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Management evaluates the useful lives and depreciation methods at least annually and accounts for any changes to the useful lives or methods prospectively. Maintenance and repairs are charged to expense as incurred, and the cost of major additions and betterments is capitalized.

The estimated useful lives are:

Laboratory equipment	5 – 10 years
Office equipment	3 – 10 years

Intangible Assets

Intangible assets consist primarily of exclusive license agreements acquired from third parties. Acquired intangible assets with a finite life are initially recognized at fair value as of the acquisition date and are subsequently amortized on a straight-line basis over their estimated useful lives. Acquired indefinite-lived intangible assets are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

The Company reviews the estimated useful lives of acquired intangible assets with a finite life at least annually.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets with finite lives, primarily, property and equipment and operating lease right-of-use assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to credit risk primarily consist of cash, accounts receivable, and related-party receivables and payables. The Company places its cash with financial institutions of high creditworthiness.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of the Company’s financial instruments include: cash, accounts receivable, prepaid and other current assets, accounts payable, accrued liabilities and other current liabilities, loan payable, convertible notes, notes payable and due from/to related parties. These financial instruments approximate their fair values due to their short-term maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

Convertible Debt

The Company accounts for a promissory note (as defined in Note 11) under the fair value option in accordance with ASC 825. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the promissory note that is issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the consolidated statements of comprehensive loss, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the promissory note, which is recorded in other comprehensive loss, if applicable. No loss was attributed to changes in credit risk for the periods presented therefore net loss was equal to comprehensive loss. The fair value option election was made to align the accounting for the promissory note with the Company’s financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

For convertible debt for which the fair value option is not elected, the Company evaluates at initial recognition of a convertible debt the different components and features of the hybrid instruments and determines whether these elements are equity instruments or embedded derivatives which require bifurcation. The Company bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Leases

The Company leases office space, office equipment, laboratory equipment, and vehicles.

At contract inception, the Company evaluates whether the arrangement contains a lease by determining whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, including whether the Company (i) has the right to obtain substantially all of the economic benefits from use of the asset and (ii) has the right to direct the use of the asset during the period of use, based on all relevant facts and circumstances.

The Company recognizes right-of-use assets and lease liabilities for all leases other than those with a term of twelve months or less as the Company has elected to apply the short-term lease recognition exemption. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are classified and recognized at the commencement date of a lease. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. Right-of-use assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company.

As the rates implicit on the Company’s leases for which it is the lessee are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, the Company assesses multiple variables such as lease term, collateral, economic conditions, and its creditworthiness.

Revenue Recognition

Revenue is recognized upon the satisfaction of performance obligations. Performance obligations are satisfied at the point at which control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive for those goods and services.

Amounts collected from customers on behalf of third parties (e.g., sales and value-added taxes) are excluded from the transaction price and, therefore, from revenue under ASC 606. Such amounts are recorded as a liability until remitted to the respective authorities.

The Company sells its genetic diagnostic testing kits to both laboratory partners and directly to patients who are the end users of the product. Upon the delivery of the Company’s products to laboratory partners the Company has completed its performance obligations and as such revenue is recorded upon delivery. Sales to patients, or end users, where samples are sent to the Company’s diagnostic lab for testing and evaluation, are recognized when they are delivered to the end user, returned to the Company’s laboratory, and testing results have been delivered. Until there is recognition from these sales, it is presented as deferred revenue on the Company’s statement of financial position.

The Company also provides certain diagnostic instruments to a laboratory partner and recognizes the related rental income on a straight-line basis over time on a monthly basis. Such rental income is presented within revenue.

Disaggregated revenue for the years ended December 31, 2025 and 2024 as follows:

	Years ended
	December 31,
	2025	2024
Genetic diagnostic testing kits	$480,131	$865,516
Instrumentation rental income	56,949	28,475
	$537,080	$893,991

Cost of revenue

Cost of revenue consists of labor and overhead related to the performance of those tests, and patient test kits and laboratory kits sold to laboratory partners and patients. In the case of tests performed in the Company’s diagnostic laboratory.

Research and Development (R&D)

R&D expenses consist primarily of costs related to personnel expenses, clinical studies and outside services, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

Government Grants

Government grants are recognized when there is reasonable assurance that the grant will be received and that the Company will comply with the conditions attached to them. When the grant relates to an expense item, it is recognized as income on a systematic basis over the periods that the related costs, for which it is intended to compensate, are expensed. When the grant relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset.

Loans received with better than market terms from government programs are recognized initially at fair value, with the difference between the fair value of the loan based on prevailing market interest rates and the amount received recorded as a gain in the statements of loss and comprehensive loss.

Share-Based Compensation

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from the Company’s historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company accounts for stock option forfeitures as they occur.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on the Company’s Nasdaq-listed share price. Expected volatility is based on the historical stock price volatility of the Company’s common stock. Risk-free interest rates were obtained from U.S. Treasury rates for the applicable periods. The Company uses a simplified method for stock options in the expected term.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability,at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

The fair value of the warrants is estimated using Black-Scholes option pricing model.

Net Income (Loss) Per Ordinary Share

Net loss per share requires presentation of basic and diluted earnings per ordinary share on the face of the Statements of Comprehensive loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share. In the accompanying financial statements, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares and potentially dilutive outstanding shares during the period to reflect the potential dilution that could occur from ordinary shares issuable through contingent share arrangements and warrants unless the result would be antidilutive.

The dilutive effect of share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase ordinary shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	Years ended
	December 31,
	2025	2024
Stock options	449,480	54,355
Warrants	8,805,020	2,839,208
Convertible debt	10,391	102,464
	9,264,891	2,996,027

Related Parties

The Company follows ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03 Final Standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). This update removes references to various FASB Concepts Statements and includes technical corrections such as conforming amendments, clarifications, and other minor improvements intended to simplify U.S. GAAP without resulting in significant accounting changes for most entities. The Company adopted ASU 2024-02 on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories at December 31, 2025, and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$189,287	$313,676
Finished goods	83,622	84,253
	272,909	397,929
Less: Reserve	(56,021)	(25,059)
	$216,888	$372,870

During the year ended December 31, 2025 and 2024, the Company recorded inventory write-downs of $312,151 and $186,338 recorded under operating expense, respectively, due to the expiration of raw materials.

Specifically identified expired items are written off directly to operating expense when identified. The Company also maintains an inventory obsolescence reserve for remaining exposure of unexpired inventory items.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Prepaid insurance	$208,989	$373,657
Prepaid software subscriptions and service contracts	44,663	-
Other prepaid expense	95,282	89,955
Prepaid share-based payments for service	145,200	607,653
Security deposits	130,660	127,294
VAT receivable	32,516	162,930
	$657,310	$1,361,489

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Laboratory equipment	$1,397,765	$1,389,232
Office equipment	352,518	438,418
Total property and equipment	1,750,283	1,827,650
Accumulated depreciation	(655,334)	(462,506)
	$1,094,949	$1,365,144

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $238,537 and $319,466 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
ColoAlert intellectual property	$-	$3,771,828
Pancreatic cancer intellectual property	1,113,424	-
	1,113,424	3,771,828
Accumulated amortization	-	(754,366)
	$1,113,424	$3,017,462

Amortization expense for the years ended December 31, 2025 and 2024 amounted to $377,182 and $377,163, respectively. The Company recorded impairment loss on intangible asset of $2,640,280 and $0 for the years ended December 31, 2025 and 2024, respectively.

ColoAlert Intellectual Property

The Company’s legacy product is ColoAlert, a colorectal cancer (“CRC”) screening test. On January 1, 2019, the Company entered into an exclusive licensing agreement with ColoAlert AS to license the intellectual property related to the ColoAlert test. On February 11, 2021, the Company obtained an option, exercisable for three years, to acquire such intellectual property in exchange for (i) either a one-time cash payment of €2,000,000 or €4,000,000 payable in ordinary shares based on the valuation of the Company’s most recent financing and (ii) a lifetime royalty of €5 per ColoAlert test sold. Subsequent to February 11, 2021, ColoAlert AS assigned its interests in ColoAlert, the licensing agreement, and the option to Uni Targeting Research AS (a related party).

On February 15, 2023, the Company entered into an Intellectual Property Asset Purchase Agreement (the “IPA”), which superseded the prior licensing and option arrangements. Pursuant to the IPA, the Company acquired the intellectual property underlying the ColoAlert test in exchange for (i) $2.0 million in cash, payable over the subsequent four years, (ii) 300,000 ordinary restricted shares, and (iii) a revenue share payment of up to $1 per test sold for a period of 10 years. The Company recorded the acquired intellectual property as a finite-lived intangible asset and assigned an estimated useful life of 10 years.

In measuring the consideration transferred under the IPA, the equity component was recorded based on the Company’s share value on the closing date ($274 per share). The cash component was recorded at the present value of the scheduled payments using a 10% discount rate, and the related obligation is subsequently accreted using the effective interest method.

During the years ended December 31, 2025 and 2024, the Company paid $350,000 and $150,000, respectively, to the seller. For the years ended December 31, 2025 and 2024, amortization expense associated with the acquired intellectual property was $377,183 and $377,163, and interest expense related to the discounted payment obligation was $66,876 and $94,132, respectively. As of December 31, 2025, the remaining required payments totaled $676,096, which were recorded as an intellectual property acquisition liability - related party (current) on the Consolidated Balance Sheets. As of December 31, 2024, the remaining required payments totaled $1,066,671 recorded as an intellectual property acquisition liability - related party (current and non-current).

Beginning in 2024, the Company and the seller agreed that the Company may reduce the scheduled payments by 50% until the Company attains a satisfactory level of financing.

The Company performed its assessment for impairment of intangible assets for indications that an asset may be impaired and determined that the estimated fair value is $0 and the carrying amount will not be recovered. Therefore, the Company recorded an impairment loss of $2,640,280 for the year ended December 31, 2025. The Company did not record impairment loss for the year ended December 31, 2024.

Impairment loss of ColoAlert intellectual property summary as follows;

Cost	$3,771,828
Accumulated amortization as of December 31, 2024	(754,366)
Amortization in 2025	(377,182)
Carrying amount before impairment loss	2,640,280
Impairment loss recorded at December 31, 2025	(2,640,280)
$-

Pancreatic Cancer Biomarker and Algorithm License Agreement

In March 2025, the Company entered into a license agreement with Liquid Biosciences (“Liquid”) to access and use a portfolio of novel mRNA biomarkers and related algorithms for the non-invasive detection of pancreatic cancer through blood-based testing. Total consideration for the license is $1.2 million, payable in scheduled installments during 2025 and 2026. The Company recorded the acquired intellectual property as an infinite-lived intangible asset.

The Company capitalized the license costs as in-process research and development (“IPR&D”) and recorded the license as an intangible asset, with a corresponding liability for amounts unpaid.

The impairment assessment did not indicate any impairment of an infinite-lived intangible asset, and the Company concluded that the recoverability of an infinite-lived intangible asset was not affected.

During the year ended December 31, 2025, the Company paid $700,000 to the seller. As of December 31, 2025, the remaining required payments totaled $487,785, which were recorded as an intellectual property acquisition liability (current) on the Consolidated Balance Sheets.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued and liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$411,142	$1,333,731
Accrued liabilities	99,313	302,633
Payroll liabilities	425,985	1,286,353
	$936,440	$2,922,717

Retirement and Pension Plans

The Company maintains a defined contribution plan in the United States under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees, and participants may elect to make contributions subject to applicable limits. The Company does not make employer contributions to the plan. Accordingly, no expense was recognized for employer contributions for the years ended December 31, 2025 and 2024.

In Germany, the Company participates in government-mandated pension and social security programs. Contributions to these plans are required by law and are based on a percentage of employee compensation. The Company’s obligation is limited to the statutory contributions, which are recognized as expense in the period in which the related payroll costs are incurred. The Company has no further obligations beyond these contributions.

Total pension and related expense for the years ended December 31, 2025 and 2024 was approximately $157,536 and $324,296, respectively, and consists solely of statutory contributions to government plans.

NOTE 9 – OPERATING LEASES

The Company have operating leases for office space, vehicles, office equipment and laboratory equipment. The Company’s leases have remaining lease terms of less than 0.25 years to 5.00 years.

The components of lease expense were as follows:

	Years ended
	December 31,
	2025	2024
Operating lease cost	$416,943	$430,194

Supplemental information related to leases was as follows:

	December 31,	December 31,
	2025	2024
Right-of-use assets	$1,277,356	$1,098,074

Operating lease liabilities - current portion	$356,126	$264,982
Operating lease liabilities – non-current portion	$992,480	$945,203

	Years ended
	December 31,
	2025	2024
Cash paid for operating cash flows from operating leases	$416,634	$408,955
Right-of-use asset obtained in exchange for new operating lease liabilities	$312,021	$48,272

Weighted-average remaining lease term - operating leases (year)	4.06	4.54
Weighted-average discount rate — operating leases	9.13%	9.81%

The following table outlines the maturities of the Company’s operating lease liabilities as of December 31, 2025:

Year ending December 31,
2026	$464,504
2027	361,651
2028	351,303
2029	234,760
2030	202,145
Thereafter	12,250
Total lease payments	1,626,613
Less: Imputed interest	(278,007)
Operating lease liabilities	$1,348,606

NOTE 10 – LOAN PAYABLE

In November 2025, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $21,132 per month for ten (10) months, beginning December 2025, with an interest rate of 6.99% per annum.

In November 2024, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $20,389 per month for ten (10) months, beginning December 2024, with an interest rate of 8.99% per annum. In January 2024, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $5,253 per month for seven (7) months, beginning February 2024, with an interest rate of 9.70% per annum.

The Company repaid $241,816 and $103,799, respectively, for the year ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company recorded loan payable of $183,706 and $176,814, respectively.

NOTE 11 - CONVERTIBLE DEBT

Convertible debt at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
2017 Convertible loan	$47,101	$41,762
2019 Convertible loan	35,204	31,213
Fourth promissory note	-	1,021,000
	$82,305	$1,093,975

Current	$82,305	$1,093,975
Non-current	$-	$-

Convertible loans

Issued in fiscal year 2017

In November 2017, the Company entered into loan agreements with a former shareholder of the Company for loan €40,139 (the “2017 Convertible Loan”). 2017 Convertible Loans is payable on demand and no bearing-interest. The remaining loan is convertible at the option of the lender to shares totaling 0.11% of the Company’s common shares outstanding at the time of conversion. The loan is non-interest bearing, are unsecured and are due on demand.

Issued in fiscal year 2019

In September 2019, the Company entered into a loan agreement with a related party, who ceased to be a related party in 2024, for an amount of €30,000 (the “2019 Convertible loan”). The 2019 Convertible loan bear interest at 3.5% and had a maturity date of September 30, 2022. The convertible loan has not been converted and is payable on demand. While the 2019 Convertible loan is outstanding, the lender is entitled to 0.5% of the Company’s net income each year should the Company be profitable and provided that the amount paid does not exceed the principal amount of the debt; the lender does not partake in the Company’s losses. At maturity, the 2019 Convertible loan is convertible into ordinary shares of the Company at €40 per share.

Convertible Promissory Notes (“Promissory Notes”)

On June 28, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. (“Yorkville”), allowing the Company to issue up to $50,000,000 in promissory notes or sell shares directly to Yorkville.

The Promissory Notes are convertible at the Holder’s discretion into the Company’s ordinary shares at a conversion price (the “Conversion Price”) equal to the lower of a fixed price, determined by the market price at the time of issuance, and 92% of the average of the two lowest daily VWAPs of the shares during the eight trading days immediately prior to such conversion, or at a floor price set at the time the Notes are issued (the “Floor Price”).

Under the Promissory Notes, a “Trigger Event” occurs if the trading price of an ordinary share is lower than the applicable Floor Price for any five of seven consecutive trading days. Within five trading days of a Trigger Event, the Company must make a monthly cash payment to the Holder in connection with the Promissory Notes (the “Monthly Payment”) equal to the lesser of (i) $550,000, plus an 8% redemption premium on any principal being repaid plus any accrued and unpaid interest and (ii) all principal outstanding under all outstanding Promissory Notes, plus an 8% redemption premium on any principal being repaid plus any accrued and unpaid interest. Thereafter, the Company must pay the Holder a Monthly Payment every 30 calendar days after the due date of the initial Monthly Payment; provided that the Company’s monthly obligation hereunder will end with respect to a particular Trigger Event if (i) the daily VWAP of the ordinary shares for seven consecutive trading days immediately prior to the due date of the next Monthly Payment is 10% or greater than the Floor Price or (ii) the Company reduce the Floor Price for all outstanding Promissory Notes by 50%, unless a new Trigger Event occurs.

Promissory Notes at December 31, 2024 are as follows:

					Carrying amount	Fair value
Promissory notes issued					December 31,	December 31,
Note	Issue Date	Maturity	Principal	Net proceeds	2024	2024
First	June 28, 2023	June 28, 2024	$5,500,000	$5,060,000	$-	$-
Second	September 26, 2023	September 26, 2024	$5,500,000	$5,060,000	-	-
Third	April 18, 2024	April 18, 2025	$3,300,000	$2,970,000	-	-
Fourth	October 8, 2024	October 8, 2025	$1,500,000	$1,350,000	1,000,000	1,021,000
					$1,000,000	$1,021,000

On April 18, 2024, the Company sold the Holder the third promissory note under the PPA (the “Third Promissory Note”) in the principal amount of $3,300,000 and received $2,970,000, net of discount and paid legal fee of $25,000.

On October 8, 2024, the Company issued a fourth promissory note under our PPA in the original principal amount of $1,500,000 with a 10% original issue discount. This note matures one year from the date of its issuance. The note carries any interest at a rate of 7% per annum, except if there is an event of default in which case the interest will increase to 15% per annum. The Company may prepay the note with at a 5% premium with advance written notice ranging between five business days and thirty calendar days prior to such prepayment, depending on the market price of our ordinary shares. The note is convertible at holder’s discretion (but not before July 1, 2025) into our ordinary shares at a fixed conversion price equal to the lower of either the fixed price or 92% of the average of the two lowest daily volume weighted average prices during the eight (8) consecutive trading days immediately preceding a conversion. Pursuant to the Second Supplemental Agreement, the Company made monthly payments consisting of ten $100,000 principal payments beginning in January 2025, to fully repay the remaining principal balance outstanding to Yorkville pursuant to the fourth promissory note. No conversions were made on this note as it was repaid in cash. Such monthly payments included accrued but unpaid interest outstanding at the time of such payment and a prepayment premium.

The Company elected to account for the Promissory Notes utilizing the fair value option under ASC 825-10 and, accordingly, initially and subsequently measured them as fair value with the changes in fair value recognized in earnings and the portion attributable to changes in instruments specific credit risk is recognized in other comprehensive income. At issuance, the Company recorded the Third Promissory Note at its fair value of $2,822,000 and the Fourth Promissory Note at its fair value of $1,340,000 in 2024.

During the years ended December 31, 2025 and 2024, the Company recorded a change in fair value of $21,000 and $2,052,000, respectively.

Interest

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $78,091 and $646,269, respectively.

Repayment

During the year ended December 31, 2025, the Company fully repaid principal amounts of the Fourth Promissory Note of $1,000,000. During the year ended December 31, 2024, the Company repaid principal amounts of the Second Promissory Note of $787,633 and the Fourth Promissory Note of $392,200.

Conversion

During the year ended December 31, 2024, principal amounts of the First Note of $2,000,000, the Second Promissory Note of $3,612,367, the Third Promissory Note of $3,300,000 and the Fourth Promissory Note of $107,800 and accrued interest of $631,226 were converted into 807,388 ordinary shares, at conversion prices ranging from $7.37 to $38.06.

Summary of Repayment and conversion

During the year ended December 31, 2025 and 2024, the repayments and conversion of convertible promissory notes are as follows;

	First	Second	Third	Fourth
December 31, 2023	$2,000,000	$4,400,000	$-	$-
Issued	-	-	3,300,000	1,500,000
Repayment	-	(787,633)	-	(392,200)
Conversion	(2,000,000)	(3,612,367)	(3,300,000)	(107,800)
December 31, 2024	$-	$-	$-	$1,000,000
Repayment				(1,000,000)
December 31, 2025	$-	$-	$-	$-

NOTE 12 – NOTES PAYABLE - SILENT PARTNERSHIP

Continuity of the Company’s silent partnerships is as follows:

		Face	Remuneration	Stated Interest	Effective Interest	December 31,	December 31,
	Maturities(2)	value	Rate (1)	Rate	Rate	2025	2024
June 2020 Silent Partnership	March 31, 2026	€50,000	NA	3.5%	11.3%	$-	$49,435
January 2020 Silent partnership	March 31, 2026	€299,400	15.0%	3.0%	11.7%	316,198	331,694
February 2021 Silent partnership	March 31, 2026	€100,000	15.0%	3.0%	11.7%	105,611	110,526
June 2021 Silent Partnership	March 31, 2026	€100,000	15.0%	3.0%	11.8%	105,611	110,567
June 2016 Silent Partnership	March 31, 2026	€120,000	30.0%	8.5%	11.7%	183,057	157,343
October 2015 Silent Partnership	March 31, 2026	€200,000	30.0%	8.5%	11.5%	246,425	263,353
Carrying value total						$956,902	$1,022,918

Silent partnership Short-term						$956,902	$1,022,918
Silent partnership Long-term						$-	$-

(1)	Upon the amounts coming due, the lender has the option to demand an additional payment equal to certain percentage of the contribution as a final remuneration (the “Final Remuneration”).

(2)	The maturities were extended to March 31, 2026.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $84,714 and $37,341, and accretion expenses of $65,172 and $60,176, respectively. As of December 31, 2025 and 2024, the Company recorded unamortized discount of $0 and $59,452, respectively.

NOTE 13 – SHAREOLDERS’ EQUITY

Authorized shares

As of December 31, 2025, the Company’s authorized shares consists of 11,250,000 ordinary shares with a par value of €0.01 per share and 1,250,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 250,000 preferred shares. Currently there are no preferred shares outstanding.

Preferred shares

The Company designates the preferred shares with a par value of €0.01 each as follows:

●	a Series A consisting of 250,000 preferred shares;

●	a Series B consisting of 250,000 preferred shares;

●	a Series C consisting of 250,000 preferred shares;

●	a Series D consisting of 250,000 preferred shares; and

●	a Series E consisting of 250,000 preferred shares

Ordinary shares

On December 3, 2024, the Company implemented a 1-for-40 reverse stock split of its issued and outstanding shares. The reverse stock split was authorized by the Board of Directors of the Company, pursuant to shareholder approval granted at its Extraordinary Shareholders Meeting, on November 20, 2024. All share and per share information in these financial statements retroactively reflect this reverse stock split. The Company amended the par value of the Company’s share capital to € 0.01 per share in November 2025.

Holders of ordinary shares are entitled to dividends as declared from time to time and are entitled to one vote per share at general meetings of the Company.

December 2024 Financing

On December 12, 2024, the Company and an institutional investor (the “Purchaser”) entered into a securities purchase agreement (the “SPA”), pursuant to which the Company sold to the Purchaser 1,367,521 units, with each ordinary unit consisting of one ordinary share (or prefunded warrant in lieu of), one class A warrant to purchase one ordinary share (the “Class A Warrant”), and one class B warrant to purchase one ordinary share (the “Class B Warrant”). Each unit was sold at an offering price of $5.85 per unit, with the prefunded warrants being purchased at the offering price of $5.85 per unit less the nominal remaining exercise price of $0.001. The Offering resulted in gross proceeds to the Company of approximately $8,000,000 before deducting placement agent fees and other estimated offering expenses (the “Offering”) of approximately $800,000, which is the net proceeds of approximately $7.2 million. The Offering closed on December 16, 2024.

May 2025 Financing

On May 19, 2025, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Purchaser”), pursuant to which the Company sold to the Purchaser (i) 375,000 ordinary units, with each ordinary unit consisting of one ordinary share, one class A warrant to purchase one ordinary share (the “Class A Warrant”), and one class B warrant to purchase one ordinary share (the “Class B Warrant”), and (ii) 1,625,000 pre-funded units with each pre-funded unit consisting of one pre-funded warrant to purchase one ordinary share, one Class A Warrant, and one Class B Warrant “Offering”). Each ordinary unit was sold at an offering price of $2.00 per unit, and each pre-funded unit sold at an offering price of $2.00 per unit less the nominal remaining exercise price of $0.001. The Offering resulted in gross proceeds of approximately $4 million before deducting placement agent fees and other estimated offering expenses (the “Offering”) of approximately $464,000, which is the net proceeds of approximately $3.5 million. The Offering was closed on May 21, 2025.

August 2025 Financing

On August 4, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Purchaser”) pursuant to which the Company sold to the Purchaser 2,222,222 pre-funded units with each pre-funded unit consisting of one pre-funded warrant to purchase one ordinary share and one and one-half ordinary A Warrants (the “Offering”). Each pre-funded unit was sold at an offering price of $1.35 less the nominal remaining exercise price of $0.001. The Offering resulted in gross proceeds to us of approximately $3,000,000 before deducting placement agent fees and other estimated offering expenses of approximately $420,000, which is the net proceeds of approximately $2.6 million. The offering closed on August 5, 2025.

Equity Distribution Agreement

On October 3, 2025, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (the “Sales Agent”), pursuant to which the Company may elect to sell, from time to time through the Sales Agent, the Company’s ordinary shares, having an aggregate offering amount of up to $10,000,000 (collectively, the “Offered Shares”). The Sales Agent of the program was entitled to commissions at a rate of 3.0% of the gross sales price per share of common stock sold.

During the year ended December 31, 2025, the Company issued ordinary shares as follows:

●	4,913,222 ordinary shares for exercise of pre-funded warrants issued in December 2024 and May and August 2025, valued at $4,913

●	1,545,733 ordinary shares for net proceeds of $2.1 million pursuant to Sales Agreement, net of commission and financing fees of approximately $130,000.

●	626,834 ordinary shares to non-employees for advisory and consulting services valued at $1,202,954

During the year ended December 31, 2024, the Company issued ordinary shares as follows:

●	584,976 ordinary shares issued for cash of $6,590,787 pursuant to the Company’s advance notices under the Pre-Paid Advance agreement

●	807,388 ordinary shares for conversion of debt of $9,651,393

●	96,400 ordinary shares to non-employees for service of $986,920

Carve out plan

On February 22, 2024, the Company’s Compensation Committee approved the carve-out plan (the “COP”) of Mainz Biomed USA, Inc. (“Mainz USA”) and the Board of Directors of Mainz USA approved the COP. The purpose of the COP is to promote the interests of Mainz USA by providing a payment opportunity to individuals providing services to Mainz USA upon the consummation of a corporate transaction or series of transactions resulting in a change of control of Mainz USA or the Company’s Company (a “Change of Control” and the completion of a Change of Control, the “Closing”).

Payment under the COP is based principally upon the carve-out pool amount which is equal to 13% of the aggregate pre-tax consideration (cash and fair market value of any securities or other consideration) payable in connection with a Change of Control that would be legally available for payment or distribution to Mainz USA, the Company’s Company or their respective shareholders in connection with a Change of Control (the “Consideration”). The COP provides for a carve-out pool equal to 13% of the Consideration less the aggregate severance payments contractually owed to all COP participants who have been informed on or before the Closing that their employment with Mainz USA will terminate on or within three months after the Closing. The carve-out pool will be allocated and paid to participants in the COP based on the product of the participant’s applicable carve-out percentage as defined in the COP.

Under the COP, participants may receive transaction carve-out equal to the carve-out pool amount multiplied by each participant’s carve-out percentage specified in such participant’s participation acknowledgment less that participant’s equity offset, as defined under the COP. Subject to the terms of the COP, payments under the COP will generally be paid in the same form (or forms) as the consideration received by shareholder of the Company’s Company in respect of their Company equity securities due to the change of control. The Compensation Committee had allocated 100% of the COP. The COP expired on December 31, 2025.

Stock options

In 2021, the Company’s shareholders adopted the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2021 Plan, the Company are authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2021 Plan, the aggregate number of shares underlying awards that the Company could issue cannot exceed 2,300,000 ordinary shares.

In 2022, the Company’s shareholders adopted the Company’s 2022 Omnibus Incentive Plan (the (“2022 Plan”). Under the 2022 Plan, the Company are authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2022 Plan, the aggregate number of shares underlying awards that the Company could issue cannot exceed 500,000 ordinary shares. In 2023, the Company amended the 2022 Plan to increase the aggregate number of shares underlying awards that the Company could issue to 875,000 ordinary shares.

During the year ended December 31, 2025, the Company granted 407,500 stock options under the 2021 Plan, valued at $1,704,935, which represent the aggregate grant-date fair value of awards granted in the year. Stock options with time-based vesting were valued using the Black-Scholes pricing model. 407,500 options shall vest 50% at grant date and then 25% at one year anniversary and 25% at second anniversary subject to future service.

During the year ended December 31, 2024, the Company granted 3,000 stock options valued at $45,289. Stock options with time-based vesting were valued using the Black-Scholes pricing model. 1,500 options shall vest after one year from grant date and 1,500 options shall vest after the six months from grant date.

During the years ended December 31, 2025 and 2024, the Company recorded stock option expense of $1,472,279 and stock option expense recapture from forfeitures of $63,117, respectively, and unamortized expense of $465,687 as of December 31, 2025.

For the years ended December 31, 2025 and 2024, stock-option fair values were estimated using the Black-Scholes option-pricing model, with the following assumptions:

	December 31,	December 31,
	2025	2024
Exercise price	$4.95	$12.0 - 24.8
Expected term	5.00 - 6.00 years	5.25 years
Expected average volatility	118%	106% - 113%
Expected dividend yield	-	-
Risk-free interest rate	4.01%	3.8% - 4.22%

A summary of activity during the year ended December 31, 2025, and 2024 as follows:

	Stock options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2023	68,356	$275.60	8.44
Grants	3,000	18.40	10.00
Forfeited	(9,231)	355.18	-
Cancelled	(7,770)	387.42	-
Balance as of December 31, 2024	54,355	$233.94	7.36
Grants	407,500	4.95	10.00
Forfeited	(5,957)	93.90	-
Cancelled	(6,418)	104.69	-
Balance as of December 31, 2025	449,480	$29.50	8.86

Exercisable as of December 31, 2025	245,894	$45.41	8.63
Expected to vest	203,586	$10.27	3.14

Warrants

During the year ended December 31, 2021, in conjunction with private sales units, which included ordinary shares and warrants, the Company issued 93,876 warrants and issued 3,500 underwriter warrants with its IPO, cumulatively valued at $754,286, which was recorded to Reserve in the Consolidated Statement of Financial Position. Unexercised warrants were to expire in November 2023. On September 8, 2023, the Board of Directors approved an amendment to the outstanding warrant agreements, which all remaining warrant holders accepted. The amendment extended the remaining life of the warrants to November 9, 2024 and removed the option for cashless exercise. No other terms were changed. The Company analyzed the extension and determined that there was no modification to be recognized.

On December 12, 2024, the Company issued 1,367,521 A Warrants and 1,367,521 B Warrants, as a part of the Unit offering. The Warrants were exercisable immediately on the date of issuance until, the earlier of twelve months or 30 days after public release of the top-line results from the Early Detect 2 study for the B Warrants, and the fifth anniversary of the issuance date for the A Warrants, both at an exercise price of $2.00 per share.  The Company recognized the value of A Warrant of $2,735,166 and B Warrants of $2,221,292 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

On May 21, 2025, the Company issued 2,000,000 A Warrants and 2,000,000 B Warrants, as a part of the Unit offering, respectively. The Warrants were exercisable immediately on the date of issuance until, the earlier of twelve months or 30 days after public release of the top-line results from the Early Detect 2 study for the B Warrants, and the fifth anniversary of the issuance date for the A Warrants, both at an exercise price of $2.00 per share.  The Company recognized the value of A Warrant of $1,394,625 and B Warrants of $934,024 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

On August 5, 2025, the Company issued 3,333,333 A Warrants, as a part of the Unit offering. The Warrants were exercisable immediately on the date of issuance until, the earlier of twelve months or 30 days after public release of the top-line results from the Early Detect 2 study for the 2 Warrants, at an exercise price of $1.35 per share.  The Company recognized the value of A Warrant of $1,667,128 as direct incremental costs of the offering and recorded as a reduction of additional paid in capital.

A summary of activity regarding warrants excluding pre-funded warrants issued as follows:

	Warrant	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2023	164,411	$74.40	3.39
Grants	2,735,042	2.00	3.00
Exercised	-	-	-
Expired	(60,245)	120.00	-
Balance as of December 31, 2024	2,839,208	$3.69	2.99
Grants	7,333,333	1.70	2.82
Exercised	-	-	-
Expired	(1,367,521)	2.00	-
Balance as of December 31, 2025	8,805,020	$2.30	2.57

For the years ended December 31, 2025 and 2024, warrants fair values were estimated using the Black-Scholes option-pricing model, with the following assumptions:

	December 31,	December 31,
	2025	2024
Exercise price	$1.35 - 2.00	$2.00
Expected term	1.00 – 5.00	1.00 – 5.00 years
Expected average volatility	117% - 147%	114% - 126%
Expected dividend yield	-	-
Risk-free interest rate	3.62% - 4.43%	4.24% - 4.25%

NOTE 14 - RELATED PARTY TRANSACTIONS

Accounts payable

As of December 31, 2025 and 2024, the Company recorded accounts payable – related party of $13,956 and 10,399, respectively.

Royalty and associated Costs

During the years ended December 31, 2025, and 2024, the Company recorded expenses of $54,775 and $121,249, respectively, for the cost of royalties and other associated costs owed to ColoAlert AS (and its successor, Uni Targeting Research AS, collectively “ColoAlert AS”), the company from which the Company exclusively licensed the ColoAlert product. A non-executive director of the Company is also an owner of ColoAlert AS.

As of December 31, 2025 and 2024, the Company had no unpaid balance.

Restructuring

During July 2024 and October 2024, the Company restructured its operations to focus on its ColoAlert business in Europe, the development of its next generation product, and planning for the Early Detect 2 clinical study in the U.S. in 2025. In line with that focus, the Company implemented cost reduction efforts which included the reduction of its operating costs, including the reduction of personnel by 65%, reduction of external consulting costs, and the sale of its European Oncology Lab (“EOL”) business in St. Ingbert, Germany to a related party. The sale of the EOL business included a payment to the Company of €31,511 ($32,785). Additionally, the Company amended the employment contracts of its CEO and CFO, reducing the salaries of those officers to 60% and 50% of their original salaries, respectively, effective November 1, 2024. For the year ended December 31, 2024, the Company recorded severance expenses and impairment loss from this transaction of $277,160 as restructuring expense and gain on sale of EOL of $28,328.

Related Party Sales

After the Sale of EOL to a related party effective September 1, 2024, EOL became a regular customer of the Company. The Company recognized revenue of $164,148 and $61,569, respective during the years ended December 31, 2025 and 2024 and the Company recorded accounts receivable of $61,030 and $17,238, respective, as of December 31, 2025 and 2024.

NOTE 15 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company has not made provisions for income taxes for the years ended December 31, 2025, and 2024 since the Company has not generated taxable income and has the benefit of net operating losses in these periods.

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	December 31, 2025		December 31, 2024
Net loss for the period	$(16,210,718)		$(21,598,772)
Statutory income tax rate	25.0%		25.0%
Expected in tax recovery at statutory income tax rates	$(4,053,000)	25%	$(5,400,000)	25%
Permanent differences	1,360,000	(8)%	771,000	(4)%
Difference in tax rates, foreign exchange, and other	2,715,000	(17)%	4,763,000	(22)%
Changes in valuation allowances	(22,000)	0%	(134,000)	1%
Income tax expense	$-	0%	$-	0%

Temporary differences that give rise to the following deferred tax assets and liabilities at are:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$2,453,532	$2,541,532
Deferred tax assets not recognized	(2,453,532)	(2,541,532)
Net deferred tax asset	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2025. The Company has incurred an aggregate net operating loss of $222 million, of which approximately 78% is attributed to Germany and 22% is attributed to the United States. These losses may be carried forward on an indefinite basis and do not expire. The Company has not recognized the deferred tax assets due to the uncertainty around utilizing all of the losses carry-forwards. Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company’s net operating loss carry forwards may be subject to annual limitations, The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

On March 22, 2024, the Company filed a complaint in the Supreme Court of the State of New York against Boustead Securities, LLC, for breach of contract, unjust enrichment, and a declaratory judgment. Several weeks later, Boustead brought an arbitration against Mainz seeking to collect alleged unpaid compensation for financial services plus shares and warrants pursuant to two agreements. Mainz made an application to the Arbitration Panel requesting an order staying the Arbitration proceeding pending the courts’ final determination of the issues raised in the Supreme Court case, which was granted on September 12, 2024. Prior to the Court’s determination of which venue (the Supreme Court or FINRA Dispute Resolution) is proper to hear the dispute, Boustead agreed to withdraw the arbitration. During 2024 the Company had recorded an accrual for a potential arbitration loss. With the withdrawal of the arbitration the Company reversed that accrual in 2025. Boustead then moved to dismiss Mainz’s claims but has not yet raised any claims in the court action against the Company. Thus, at this time there are no pending claims against the Company related to this action. Should Boustead eventually file claims against the Company, the Company would vigorously defend against all claims. Given that there are no pending claims, there is nothing to predict regarding a possible loss or range of loss that may result from this action.  The Company does not believe that any outcome in this matter will have a material impact to its balance sheet or statement of operations in the future.

NOTE 17 – GOVERNMENT GRANTS

The Company receives government grants related to its research and development activities. The amount of government grants received during the years ended December 31, 2025 and 2024 and recognized as other income were as follows:

Research and Development Projects	2025	2024
Multi-marker test for the early detection of pancreatic cancer	$-	$46,087
Innovation grant	12,232	-
Research subsidy	521,271	-
	$533,503	$46,087

NOTE 18 – COST OF REVENUE AND OPERATING EXPENSES

For the years ended December 31, 2025 and 2024 cost of revenue consisted of as follows;

	Years ended
	December 31,
	2025	2024
Test kits	$147,288	$196,333
Labor	-	122,775
	$147,288	$319,108

For the years ended December 31, 2025 and 2024, operating expenses consisted of the following:

	Years ended
	December 31,
Sales and marketing	2025	2024
Salaries and benefits	$619,156	$1,082,404
Professional and consulting fees	452,868	798,958
Office expenses	2,838	37,689
Travel and entertainment	34,416	85,174
Depreciation and amortization	4,896	4,686
Marketing and advertising	2,706,259	4,570,546
Other	76	1,876
	$3,820,509	$6,581,333

	Years ended
	December 31,
Research and development	2025	2024
Salaries and benefits	$1,386,410	$3,586,217
Professional fees	122,716	701,078
Clinical study expenses	2,174,000	217,711
Office expenses	271,265	192,558
Travel and entertainment	36,469	101,446
Depreciation and amortization	566,117	637,861
Materials for clinical studies	348,814	280,913
	$4,905,791	$5,717,784

	Years ended
	December 31,
Research and development - related party	2025	2024
Professional fees	$45,611	$114,224
Office expenses	9,164	7,025
	$54,775	$121,249

	Years ended
	December 31,
General and administrative	2025	2024
Salaries and benefits	$1,277,434	$2,419,614
Employee stock option expense	1,472,279	(63,117)
Professional and consulting fees	1,306,520	2,485,031
Office expenses	579,006	1,137,888
Insurance	260,981	536,546
Travel and entertainment	95,219	80,517
Depreciation and amortization	44,707	54,082
Materials for clinical studies	71,389	-
	$5,107,535	$6,650,561

	Years ended
	December 31,
	2025	2024
Impairment loss of intangible asset	$2,640,280	$-

	Years ended
	December 31,
Restructuring expense	2025	2024
Salaries and benefits	$-	$229,711
Impairment loss	-	47,449
	$-	$277,160

NOTE 19 - CONCENTRATION

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For years ended December 31, 2025 and 2024, the Company had revenue from three customers that accounted for approximately 96% and 76% of revenue, respectively. As of December 31, 2025 and 2024, the Company had accounts receivable from two customers of 94% and three customers 99%, respectively.

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued and determined that no subsequent events had occurred that would require accrual or additional disclosures, other than the following:

The Company made a payment of €10,035 (approximately $11,775) toward repayment of 2017 convertible loan, €7,500 (approximately $8,800) towards 2019 convertible loan balances, and a payment of €30,000 (approximately $35,204) toward repayment of June 2016 Silent Partnership note payable.

During January 2026, the Company issued 1,735,194 of the Company’s ordinary shares pursuant to the Company’s Equity Distribution Agreement (Note 13), pursuant to which the Company raised net proceeds of $2,088,238.

In February 2026, the Company’s authorized shares increased to 45,000,000 ordinary shares with a par value of €0.01 per share and 5,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 1,000,000 preferred shares.

On February 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) that provides for the sale in a private placement of:

●	1,000,000 of the Company’s Series A preferred shares, with a par value of €0.01 per share (the “Series A Preferred Shares”), convertible into an aggregate of up to 9 million of the Company’s ordinary shares, with a par value of €0.01 per share (the “Ordinary Shares”), (b) 1,000,000 of the Company’s series B preferred shares, with a par value of €0.01 per share (the “Series B Preferred Shares”), convertible into an aggregate of up to 9 million Ordinary Shares and (c) 1,000,000 of the Company’s Series C preferred shares, with a par value of €0.01 per share (the “Series C Preferred Shares” and together with the Series A Preferred Shares and the Series B Preferred Shares, the “First Closing Shares”), convertible, subject to shareholder approval, into an aggregate of up to 9 million Ordinary Shares in exchange for $3 million; and

●	1,000,000 of the Company’s series D preferred shares, with a par value of €0.01 per share (the “Series D Preferred Shares”), convertible into an aggregate of up to 225 million Ordinary Shares and (b) 1,000,000 of the Company’s series E preferred shares, with a par value of €0.01 per share (the “Series E Preferred Shares”, together with the Series D Preferred Shares, the “Second Closing Shares”), convertible, subject to shareholder approval, into an aggregate of up to 225 million Ordinary Shares in exchange for an additional $3 million (collectively, the “Investment”).

The First Closing Shares and the Second Closing Shares (together the “Preferred Shares”), upon becoming fully convertible, will represent in excess of 95% of the Company’s issued and outstanding Ordinary Shares on a fully diluted basis as of the Second Closing with no additional share issuances prior to the Final Closing.

Simultaneous to entering into the Purchase Agreement on February 13, 2026, the First Closing Shares were issued at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement also contemplates that Mr. Lazar will separately purchase and acquire the Second Closing Shares as soon as practicable after the Company receive the Conversion Approval (as defined below) at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Final Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement. In March 2026 Mr. Lazar prepaid the $3 million for the Second Closing which is expected in April 2026. Pursuant to the Purchase Agreement, the net proceeds of the Investment will be used for the Company’s operations, including for general corporate and working capital purposes, for expenses related to the Investment and to satisfy certain agreed upon obligations. In connection with the Investment, the Company’s board of directors (the “Board”) appointed Mr. Lazar as a director immediately prior to the First Closing.

In February 2026, the Board made the decision to close the Company’s colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision, the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, which were primarily the two lines intellectual property. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with termination dates between February and May 2026. As a result of the closing of subsidiary and proposed sales of intellectual property, the Company has recorded an impairment loss on the value of the intellectual property of $2,640,280 in 2025.

On March 28, 2026 the Company closed the sale of the ColoAlert assets to UTR, which included the ColoAlert intellectual property, customer located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $648,966, resulting in a net payment to UTR of $300,000 at closing.

In connection with the investment, the Board appointed Mr. Lazar a temporary non-executive director and the Chair of the Board for a term ending on the date of the Company’s first general meeting held after the date of the Purchase Agreement. In connection with the Investment, the Company entered into Settlement Agreement and General and Mutual Releases (collectively, the “Settlement Agreements”) with two of the Company’s officers and three of the Company’s directors. The Settlement Agreements provide that upon the Final Closing, (i) the applicable director or officer shall generally release us from any claims, actions, or losses that such person may have against us and (ii) the Company shall similarly release such officer or director from any claims, action or losses that the Company may have against such person, provided that the Company remain obligated pursuant to maintain D&O insurance coverage, or a D&O tail policy, a that the Company make a payment to such person for any and all accrued and unpaid salary, Board approved bonus, twelve months healthcare continuation and such person’s contractual severance payment. The aggregate payments that the Company will need to make in connection with the Settlement Agreements to officers and directors of the Company are approximately $1.9 million. Additionally, the Company expect to incur approximately $800,000 of severance payments to employees not included in the Settlement Agreements.

During February 2026, employees, officers and directors of the Company were granted 1,000,000 restricted shares pursuant to the Company’s 2025 Omnibus Incentive Plan.

In conjunction with the wind down of its colorectal cancer business, the Company ceased enrollment in its eAArly DETECT clinical study. To close out its contract with the clinical research organization running that study the Company made a payment of $200,000.

On March 11, 2026, the Company announced the appointment of Robert Liscouski as its non-executive Chairman, with David Lazar assuming the position of director and co-CEO. These changes were made to align the Company’s strategy to expand its business focus in the area of post-quantum cybersecurity, while continuing to pursue the commercialization of its blood-based pancreatic cancer detection product candidate.

On March 13, 2026, the Company announced its intention to change its name, subject to shareholder approval, to Quantum Cyber N.V., while using the name Quantum Cyber as a d/b/a until that time. In conjunction with the name change the Company changed its Nasdaq ticker symbol to QUCY.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We have not designed written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors, including review of financial reporting. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2025.

Remediation Plan

During the year ended December 31, 2025, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. Measures taken in this remediation included investing in additional senior accounting personnel, establishing a clearer organizational structure, implementing additional enterprise resource planning system modules, and formalizing internal processes and procedures.

Our remediation process includes, but is not limited to:

●	Enhancing the organizational structure to support financial reporting processes and internal controls.

●	Providing guidance, education and training to employees relating to our accounting policies and procedures.

●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

We expect to remediate these material weaknesses in the first half of 2026 and beyond. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding our executive officers as of the date of this annual report.

Name (1)	Age	Position	Director Since	Board Committee
Guido Baechler	60	Chief Executive Officer and Executive Director	July 2021	None

William Caragol	59	Chief Financial Officer	—	—

Dr. Heiner Dreismann	72	Non-Executive Director	December 2022	Audit Committee; Compensation (Chairman); Nomination

Hans Hekland	67	Non-Executive Director	November 2021	Audit; Compensation; Nomination (Chairman)

Greggory Tibbits	58	Non-Executive Director	December 2022	Audit (Chairman); Compensation; Nomination

David Lazar	35	Non-Executive Director	February 2026	None

Robert Liscouski	72	Non-Executive Director	March 2026	None

Guido Baechler, was appointed as our Chief Executive Officer and to serve as a member of our Board in July 2021 and is expected to resign as our Chief Executive Officer and as a director if the Director Appointment Proposals are approved at the Shareholders’ Meeting.

Guido Baechler has global experience in private and public companies specializing in the life science and medical diagnostics fields. Mr. Baechler founded Berkeley Life Science Advisors, a diagnostic and life science start-up consulting business, in 2019. He was the Chief Executive Officer of SummerBio, a leading COVID testing CLIA laboratory in California, from July 2020 to February 2021 and Chief Executive Officer and Chief Operating Officer of Singulex, Inc. from November 2008 to June 2019.

Mr. Baechler previously held several leadership positions at Roche Molecular Systems, including serving as a member of its executive team. He held various leadership positions at Roche Diagnostics within Research, Development, and Marketing in Switzerland and California during his almost twenty years with the company.

From 2020 until March 2026, Mr. Baechler was on the board of Telo Genomics, a publicly traded Canadian biotech company. He is an advisor to other life science companies.

Mr. Baechler holds a Bachelor’s Degree in Electrical Engineering and completed a series of executive finance and management classes at the London School of Business and at the Haas Business School at the University of California, Berkeley.

William Caragol, our Chief Financial Officer, has over thirty years of experience working with growth stage technology companies. In 2018, he founded and is the Managing Director of Quidem LLC, a corporate strategic and financial advisory firm. From November 2021 to September 2025, Mr. Caragol served as the Chief Operating Officer and Chief Financial Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH). Since November 2024 Mr. Caragol has served as a director and CFO of Iron Horse Acquisition II Corp. (NASDAQ: IRHO). Since July 2023, Mr. Caragol has also been on the board of directors and has been Chairman of the audit committee of DeFi Development Corp. (NASDAQ: DFDV), serves on the board of Worksport Ltd. (NASDAQ: WKSP) since June 2021, and he served on the board of directors of Greenbox POS (NASDAQ: GBOX) from 2021 to April 2023. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants.

Dr. Heiner Dreismann, was appointed to serve as a member of our Board in December 2022 and is expected to resign as a director if the Director Appointment Proposals are approved at the Shareholders’ Meeting.

Dr. Heiner Dreismann, Ph.D., a non-executive director, had a successful career at the Roche Group from 1985 to 2006 where he held several senior positions, including President and CEO of Roche Molecular Systems, Head of Global Business Development for Roche Diagnostics and as a member of Roche’s Global Diagnostic Executive Committee. During the past five years, Dr. Dreismann served on the Board of Directors of Myriad Genetics, Inc., Med BioGene, Inc., Genenews Limited, Interpace Diagnostics and Ignyta, Inc. He earned a M.S. degree in biology and his Ph.D. in microbiology/molecular biology (summa cum laude) from Westfaelische Wilhelms University (The University of Münster) in Germany.

Hans Hekland, was appointed to serve as a member of our Board in November 2021 and is expected to resign as a director if the Director Appointment Proposals are approved at the Shareholders’ Meeting.

Hans Hekland, a non-executive director, graduated Siviløkonom (MBA) from Norwegian School of Economics and Business Administration in Bergen, Norway in 1983. He has had several executive positions in international Banking and Industry until 2001 when he established Sarsia Innovation as the tech-transfer-office for University of Bergen. He has during his career developed Sarsia into a venture fund management company, established three venture funds. He holds board positions in several healthcare and biotech companies, and since 2021, he has been on the board of Lifecare AS (Euronext Growth: LIFE), a company developing a continuous glucose measurement implant. Hans Hekland is a certified business coach within the EIT Health program. In 2013 he established ColoAlert AS together with Dr. Dagfinn Øgreid and Dr Roger Løvlie and engaged PharmGenomics to develop the ColoAlert test.

Gregory Tibbitts, was appointed to serve as a member of our Board in December 2022 and is expected to resign as a director if the Director Appointment Proposals are approved at the Shareholders’ Meeting.

Gregory Tibbits is a Certified Public Accountant with over 30 years of professional experience as a senior financial executive and as a board member of publicly traded and privately held companies. His expertise includes multiple debt and equity transactions, restructure of complex manufacturing operations, resolution of technical accounting issues and direct interactions with the U.S. Securities and Exchange Commission. He worked as a Chief Financial Officer for both public and private companies, primarily in the medical diagnostics and life sciences sectors. He currently serves as a board member for CoImmune Inc, a biotechnology company and served as a board member for IDMI Pharma, Inc., a NASDAQ listed biotech company prior to its acquisition. He obtained a B.B.A. at University of San Diego and an M.B.A. at San Diego State University.

David E. Lazar was appointed to serve as a temporary member of our Board in February 2026 and is a director nominee pursuant to the Lazar Appointment Proposal.

David Lazar currently serves as the CEO and Chairman of Sow Good (NASDAQ: SOWG) since January 2026. Previously David served as the CEO and Chairman of Kala Bio Inc. (NASDAQ: KALA) from December 2025 to February 2026. David previously served as CEO & Chairman of Novabay Pharmaceuticals, Inc. (NASDAQ: NBY) from August - November 2025. Prior to that, David previously served as director on the board of directors of FiEE, Inc. (NASDAQ: FIEE) (formerly Minim, Inc.) where he also previously served as the CEO and CFO from December 2023 to February 2025. David served as interim CEO and principal Financial Officer of Bio Green Med Solution Inc. (NASDAQ: BGMS) (formerly Cyclacel Pharmaceuticals, Inc.), from January 2, 2025 through February 26, 2025. David served as the CEO of Black Titan Corporation listed on Nasdaq (NASDAQ: BTTC) (formerly Titan Pharmaceuticals, Inc.) from August 2022 to April 2024, where he also served as a Director and board Chairman from August 2022 until October 2023. David also served as the CEO and Chairman of the board of directors of OpGen, Inc. (OTC: OPGN) from March 2024 to August 2024. David also served as the president and a member of the board of directors of LQR House Inc. (NASDAQ: YHC) from October 2024 to April 2025. David served as the CEO of Activist Investing from March 2018 to April 2022. The Board believes that David’s expertise as an investor with a diverse knowledge of capital markets and experience leading public companies qualifies him to serve as a member of the Company’s Board of Directors.

Robert Liscouski was appointed to serve as a temporary member of our Board in March 2026 and is a director nominee pursuant to the Liscouski Appointment Proposal.

Mr. Liscouski served as the Chairman of the Board of Quantum Computing, Inc. from February 2018 to December 2024. From March 2018 through January 2024, Mr. Liscouski served as Chief Executive Officer and President of Quantum Computing, Inc. Prior to that, Mr. Liscouski served as Chairman and Founder of Convergent Risk Group LLC, an enterprise security risk management firm specialising in the convergence of physical and cyber risk, from January 2011 through May 2019 and as President of Implant Sciences Corp., a public company that became a leader in the explosive trace detection industry culminating in the sale of the technology to L3 Communications in January 2017. Mr. Liscouski is a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

Mr. Liscouski has extensive experience in assessing, mitigating and managing physical and cybersecurity risk in private sector enterprises and state and federal government agencies. Mr. Liscouski has experience in leading innovative start up and turnaround companies as well as building programs for large government organizations and in identifying emerging security technologies. He serves as a “Trusted Advisor” to senior officials within government and private sector, providing guidance in areas such as physical and cyber security, crisis management, organizational development and strategic planning. Mr. Liscouski’s career has spanned local law enforcement, senior government and private sector positions from operations to senior leadership and boards of directors. He served as a senior advisor to the intelligence community and was appointed by President George W. Bush as the first Assistant Secretary for Infrastructure Protection at the Department of Homeland Security. Mr. Liscouski is a Founder and Chairman of the Board of the National Child Protection Task Force, a 501(c)(3) charitable organization, and served on the Board of Clean Coal Technologies Inc. from 2019 until December 2020. He received his Bachelor of Science degree in Criminal Justice from John Jay College and his MPA in Public Administration from the Kennedy School of Government, Harvard University.

The Board believes that Mr. Liscouski’s management expertise and experience and knowledge of the quantum computing and security industry, one we are seeking opportunities in, qualifies him to serve as a member of the Company’s Board of Directors.

Family Relationships

There are no other family relationships among any of our executive officers, directors or director nominees.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board Leadership Structure

The business and affairs of the Company are managed under the direction of the Board. The Board believes that good corporate governance is a critical factor in achieving business success and in fulfilling the Board’s responsibilities to the Company’s shareholders. The Board believes that its practices align management and shareholder interests.

The Governance section of the Company website makes available the Company’s corporate governance materials, including the current amended and restated Articles of Association, the charters for each Board committee and the Company’s Code of Ethics and Business Conduct. To access these documents on the Company’s website, please visit https://mainzbiomed.com/.

Board Composition/Election

Our Board presently consists of six (6) directors whose terms expire at the close of the annual general meeting to be held in 2027 Our directors are elected annually. All of our current directors, except for David Lazar, have indicated that they will resign (the “Current Director Resignations”) if the Director Appointment Proposals are all approved. Upon the approval of the Director Appointments and upon the Current Director Resignations, we will have four (4) members on the Board, which size may be increased at the discretion of the Board.

As discussed in more detail later in this section, the Board has determined that three (3) of the four (4) individuals who will be directors if all of the Director Appointment Proposals are approved and if the Current Director Resignations occur will be independent under the rules of Nasdaq.

Board Meetings

During fiscal year 2025, the Board meet in person or via video or teleconference approximately twelve times and acted by unanimous written consent approximately six times.

Selection of Nominees for The Board of Directors

The Nomination Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and shareholders. The Nomination Committee’s charter provides that it may retain a third-party search firm to identify candidates from time to time. Our Board seeks members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated and are selected based upon contributions they can make to the Board and management. The Nomination Committee’s assessment of a proposed candidate may include a review of the person’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, independence, understanding of the Company’s business or other related industries, the interplay of his or her experience with the experience of other Board members, his or her ability to contribute to the effective management of the Company, the extent to which he or she would be a desirable addition to the Board and any of its committees, and such other more specific factors that the Nomination Committee determines are relevant in light of the needs of the Board. The Nomination Committee believes that its nominees should reflect a diversity of experience and age. The Board does not have a specific policy regarding director diversity. The Nomination Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, and the evaluations of other prospective nominees, if any.

In connection with this evaluation, it is expected that each member of the Nomination Committee will interview the prospective nominee before the prospective nominee is presented to the full Board for consideration. After completing this evaluation and interview process, the Nomination Committee will make a recommendation to the full Board as to the person(s) who should be nominated by the Board, and the Board determines the nominee(s) after considering the recommendation and report of the Nomination Committee. We look for director candidates who have the skills and experience necessary to help us achieve success within our industry.

We believe that each of our directors has the necessary qualifications to be a value-added member of our Board. As noted in the director biographies, our directors have experience, qualifications and skills across a wide range of public and private companies, possessing a broad spectrum of experience both individually and collectively.

Except as described in the Proposal 8 (the Nasdaq Compliance Proposal) of this Proxy Statement, there are no arrangements or understanding between any of the directors or the director nominee or officers of our Company or any other person pursuant to which any officer or director or director nominee was or is to be selected as an officer or director or director nominee.

Nominees for Director

The Board nominated David Natan, Robert Liscouski, Avraham Ben-Tzvi and David Lazar to stand for election for four (4) Board seats. David Lazar and Robert Liscouski are currently non-executive directors, and each such other individual has consented to serve if elected.

If elected, we expect that all of the aforementioned nominees will serve as directors and hold office until the annual general meeting to be held in 2027 and until their respective successors have been elected and qualified or until their death, retirement or resignation. If the four nominees are elected, (i) each of the Company’s current directors, excluding David Lazar, has indicated his intention to resign as a director of the Company and (ii) the executive officers of the Company, including Guido Baechler and William Caragol, have indicated that they will resign from their positions (as set out in the Settlement Agreements). The Company anticipates that if the current Chief Executive Officer resigns, David Lazar will be appointed as Chief Executive Officer. All of the other director nominees would be non-executive directors if appointed.

No Shareholder Nominations

There is no procedure under Dutch law by which a shareholder can nominate a director for appointment at the Shareholders’ Meeting.

Ethical Guidelines

Mainz Biomed N.V.’s Code of Ethics and Business Conduct (“Code of Ethics”) was adopted on October 26, 2021 to emphasize the Company’s commitment to the highest standards of business conduct. The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on our corporate website at https://mainzbiomed.com/. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code of Ethics. The Code of Ethics requires compliance with applicable law, discusses how conflicts of interest are handled, requires familiarity with the Company’s disclosure requirements and provides for waivers under certain circumstances.

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the 3 years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; and

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment and affiliations, our Board has determined that, if elected, David Natan, Robert Liscouski and Avraham Ben-Tzvi will be independent directors of the Company.

Board Committees

The Board has established three standing committees: (i) Audit Committee; (ii) Compensation Committee of the Board (“Compensation Committee”); and (iii) Nomination Committee. Each of the committees operates pursuant to its charter. The responsibilities of each committee are described in more detail below.

Audit Committee.

We appointed to our Audit Committee three non-executive directors, Gregory Tibbitts, Hans Hekland and Heiner Dreismann, that satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Gregory Tibbits is the Chair of the Audit Committee and is an “audit committee financial expert” within the meaning of the SEC rules and possesses financial sophistication within the meaning of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

●	selecting our independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by our independent registered public accounting firm;

●	reviewing with our independent registered public accounting firm any audit problems or difficulties and management’s response and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K;

●	discussing the annual audited financial statements with management and our independent registered public accounting firm;

●	annually reviewing and reassessing the adequacy of our Audit Committee charter;

●	meeting separately and periodically with the management and our independent registered public accounting firm;

●	reporting regularly to the full board of directors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposure; and

●	such other matters that are specifically delegated to our Audit Committee by our board of directors from time to time.

If the Director Appointment Proposals are all approved, each member of this committee has indicated his intention to resign and we will need to appoint new members to the committee. We intend to appoint at least three members to the committee in compliance with Nasdaq continued listing requirements, and we do not intend to appoint any member who does not meet the independence requirements of the Nasdaq Listing Rules or the standards under the Exchange Act.

If the Director Appointment Proposals are all approved, we anticipate that David Natan, Robert Liscouski and Avraham Ben-Tzvi will be appointed to the Audit Committee. We believe that each of those director nominees possesses the financial sophistication required for audit committee members under Nasdaq rules and that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations. Our board of directors has determined that David Natan would qualify as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee.

Our Compensation Committee currently consists of three non-executive directors, Dr. Heiner Dreismann, Hans Hekland, and Gregory Tibbitts, that satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Dr. Heiner Dreismann is the Chair of the Compensation Committee. Our Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee is responsible for, among other things:

●	reviewing and approving to the board with respect to the total compensation package for our most senior executive officers;

●	approving and overseeing the total compensation package for our executives other than the most senior executive officers;

●	reviewing and recommending to the board with respect to the compensation of our directors;

●	reviewing periodically and approving any long-term incentive compensation or equity plans;

●	selecting compensation consultants, legal counsel or other advisors after taking into consideration all factors relevant to that person’s independence from management; and

●	programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

If the Director Appointment Proposals are all approved, each member of this committee has indicated his intention to resign and we will need to appoint new members to the committee. We intend to appoint at least three members to the committee in compliance with Nasdaq continued listing requirements, and we do not intend to appoint any member who does not meet the independence requirements of the Nasdaq Listing Rules or the standards under the Exchange Act. If the Director Appointment Proposals are all approved, we anticipate that David Natan, Robert Liscouski and Avraham Ben-Tzvi will be appointed to the Compensation Committee.

Nomination Committee.

Our Nomination Committee currently consists of three non-executive directors, Gregory Tibbitts, Dr. Heiner Dreismann and Hans Hekland, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Mr. Hekland is the Chair of the Nominating Committee. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

If the Director Appointment Proposals are all approved, each member of this committee has indicated his intention to resign and we will need to appoint new members to the committee. We intend to appoint at least three members to the committee in compliance with Nasdaq continued listing requirements, and we do not intend to appoint any member who does not meet the independence requirements of the Nasdaq Listing Rules or the standards under the Exchange Act. If the Director Appointment Proposals are all approved, we anticipate that David Natan, Robert Liscouski and Avraham Ben-Tzvi will be appointed to the Nomination Committee.

Insider Trading Policy

On January 18, 2023, our Board of Directors adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and certain employees (the “Insiders”) that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq’s continued listing standards. Among other matters, this policy sets out that, with limited exceptions:

●	No Insider may buy or sell our securities at any time when they have material non-public information relating to our Company;

●	No Insider may buy or sell securities of another company at any time when they have material non-public information about that company, including, without limitation, any company that we conduct ordinary business with, such as customers, vendors or suppliers, when that information is obtained during the course of his/her employment with us;

●	No Insider may disclose material non-public information to third parties, to any other person, including family members, or make recommendations or express opinions on the basis of material non-public information with regard to trading securities; and

●	No Insider may buy or sell our securities during a time before and after a significant event involving our Company (including twenty days before the end of each of our fiscal quarters through to the second trading day following the public announcement of the financial results of such fiscal quarter).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table provides information concerning all cash and non-cash compensation that have been or will be awarded to, earned by or paid during our fiscal year ended December 31, 2024 and December 31, 2025 to our Chief Executive Officer (principal executive officer), our Chief Financial Officer. We refer to these individuals as our “named executive officers” (“NEO”). We do not have any other executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Guido Baechler	2025	270,000	-	-	548,551	45,412	863,963
Chief Executive Officer	2024	420,000	105,000	-	107,448	37,719	670,167

William Caragol	2025	175,000	-	-	353,629	43,824	572,453
Chief Financial Officer	2024	320,833	92,841	-	229,244	38,709	681,627

Employment Agreements

We have executed the following employment agreements and consulting agreements with our NEOs. The material terms of each of those arrangements are summarized below.

Guido Baechler, Chief Executive Officer

On July 1, 2021, we entered into a management services agreement with Guido Baechler (as amended, the “Baechler Agreement”). Pursuant to the Baechler Agreement: (a) Mr. Baechler is appointed as our Chief Executive Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we paid Mr. Baechler annual base remuneration of $240,000 that increased to $350,000 upon the filing of the Form F-1 for our initial public offering, and to $450,000 in the year after the initial public offering provided we make satisfactory progress in Board-approved goals (the “Base Remuneration”); (c) we shall reimburse Mr. Baechler for one U.S. health plan and one U.S. dental plan (if not included in the health plan) amounting up to $3,500 per month; (d) we shall provide to Mr. Baechler any benefits plan, if and when we have adopted such benefits; (e) our Board of Directors shall, in good faith, consider the payment of an annual bonus equal to 50% of that year’s Base Remuneration based upon our performance and upon the achievement of mutually agreed-upon milestones (the “Annual Bonus”); and (e) Mr. Baechler will be entitled to twenty days paid annual vacation per calendar year as well as the reimbursement of reasonable and necessary business expenses.

We or Mr. Baechler may terminate the Baechler Agreement at any time for any reason by providing not less than ten calendar days’ notice in writing, provided that (a) we shall have the option to provide a lump sum payment equal to ten (10) days’ Base Remuneration in lieu of such notice if terminating without cause; and (b) we may waive all or any part of the notice period for no consideration by giving written notice to Mr. Baechler if terminating with cause.

In the event we terminate the Baechler Agreement for cause or if Mr. Baechler’s terminates the Baechler Agreement without good reason, Mr. Baechler is entitled to (i) any accrued but unpaid Base Remuneration and payment for any accrued but unused vacation; (ii) reimbursement for unreimbursed business expenses properly incurred by Mr. Baechler; and (iii) such benefits (including equity compensation), if any, to which Mr. Baechler may be entitled under our benefit plans as of termination; provided that, in no event shall Mr. Baechler be entitled to any payments in the nature of severance or termination payments except as specifically provided in the Baechler Agreement (collectively the “Accrued Amounts”).

If we terminate the Baechler Agreement without good cause or Mr. Baechler resigns with good reason in compliance with the relevant terms and conditions of the Baechler Agreement, we shall be obligated to provide a severance package to Mr. Baechler that includes: (i) the Accrued Amounts (ii) equal installment payments payable under the our normal payroll practices, but no less frequently than monthly, which are in the aggregate equal to the Mr. Baechler’s Base Remuneration for the year in which termination occurs; (iii) an amount equal to the Annual Bonus for the year in which the termination takes place; (iv) vesting of an additional 12 months (removing any cliff) under all time-based vesting schedules for equity-based incentives held by Mr. Baechler; and (v) reimbursement for up to $3,500 of the monthly U.S. health insurance premium paid by Mr. Baechler for himself and his dependents until the earliest date set forth by the Baechler Agreement.

The Baechler Agreement will terminate upon the death of Mr. Baechler. We may terminate Mr. Bachelor upon disability as defined by the Baechler Agreement. If Mr. Baechler is terminated on account of death or disability, we will provide Mr. Baechler, his estate, or, if applicable, Mr. Baechler’s beneficiaries with the Accrued Amounts.

On November 1, 2024, the Company and Mr. Baechler amended the Baechler Agreement, reducing the salary and commitment level of Mr. Baechler to 60% of his then current salary, effective November 1, 2024.

William Caragol, Chief Financial Officer

On April 29, 2022, effective May 1, 2022, we entered into an Employment Contract with Mr. Caragol (the “Caragol Contract”). Pursuant to the Caragol Contract: (a) Mr. Caragol has an annual salary of $350,000; (b) Mr. Caragol is eligible to receive an annual bonus of up to 50% of his salary as determined by the Compensation Committee of the Board of Directors; (c) Mr. Caragol is to have his healthcare expensed paid, and a monthly office allowance, not to exceed $1,500 per month; and (d) Mr. Caragol was entitled to receive 2,000 options to purchase our Ordinary Shares.

If we elect to terminate the Caragol Contract without good cause or Mr. Caragol resigns with good reason in compliance with the relevant terms and conditions of the Caragol Agreement, we shall be obligated to provide a severance package to Mr. Caragol that includes: (i) any amounts due to him under the Caragol Agreement that have not yet been paid, (ii) the amounts due to Mr. Caragol for a year subsequent to the date when the termination occurs; (iii) an amount equal to Mr. Caragol’s target annual bonus for the year in which the termination takes place, with all criterion for such annual bonus deemed to have been achieved; and (iv) the vesting of an additional twelve months under all time-based vesting schedules for equity-based incentives held by Mr. Caragol.

On November 1, 2024, the Company and Mr. Caragol amended the Caragol Agreement, reducing the salary and commitment level of Mr. Caragol to 50% of his then current salary, effective November 1, 2024.

Settlement Agreements

In connection with the Investment, we entered into a Settlement Agreement and General and Mutual Releases (collectively, the “Settlement Agreements”) with our Chief Executive Officer, our Chief Financial Officer and three of our directors. The Settlement Agreements provide that upon the Final Closing, (i) the applicable director or officer shall generally release us from any claims, actions, or losses that such person may have against us and (ii) we shall similarly release such officer or director from any claims, action or losses that we may have against such person, provided that we remain obligated pursuant to maintain D&O insurance coverage, or a D&O tail policy, a that we make a payment to such person for any and all accrued and unpaid salary, Board approved bonuses, twelve months healthcare continuation and such person’s contractual severance payment. If the Final Closing occurs (and the approval of the Proposals is a condition precedent to the Final Closing), the payments that we will need to make in connection with the Settlement Agreements are approximately $965,000 to our Chief Executive Officer, $776,000 to our Chief Financial Officer, $60,000 to one of our directors and $42,000 to each of two of our directors.

Share Option Plans and Stock Options

We have adopted our 2021 Omnibus Incentive Plan, our 2022 Omnibus Incentive Plan, as amended, and our 2025 Omnibus Incentive Plan (the “Plans”). Under the Plans, we are authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the Plans, the aggregate number of shares underlying awards that we can issue cannot exceed 1,467,021 Ordinary Shares, of which we have issued 1,449,480, including 1,000,000 Ordinary Shares issued to employees and directors in February 2026.

Pension Benefits

The Company maintains a defined contribution plan in the United States under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees, and participants may elect to make contributions subject to applicable limits. The Company does not make employer contributions to the plan. Accordingly, no expense was recognized for employer contributions for the years ended December 31, 2025 and 2024.

In Germany, the Company participates in government-mandated pension and social security programs. Contributions to these plans are required by law and are based on a percentage of employee compensation. The Company’s obligation is limited to the statutory contributions, which are recognized as expense in the period in which the related payroll costs are incurred. The Company has no further obligations beyond these contributions.

Total pension and related expense for the years ended December 31, 2025 and 2024 was approximately $157,536 and $324,296, respectively, and consists solely of statutory contributions to government plans.

Bonuses

Since the end of our 2025 fiscal year, our Board has approved bonuses valued at $544,000 to our executive officers and directors. These bonuses will be paid in connection with the payments to be made pursuant to the Settlement Agreements.

Director Compensation

The Compensation Committee establishes, and reevaluates if it deems necessary or prudent in its discretion, the cash and equity awards (amount and manner or method of payment) to be made to non-executive directors for such fiscal year. In making this determination, the Compensation Committee may utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to our peer group’s independent directors.

The Compensation Committee has the power and discretion to determine in the future whether non-executive directors should receive annual or other grants of options to purchase Ordinary Shares or other equity incentive awards in such amounts and under such policies as the Compensation Committee may determine utilizing such market standard metrics as it deems appropriate, including, without limitation, an analysis of equity awards granted to independent directors of our peer group.

The following summary board compensation table provides information regarding the Board compensation paid during our fiscal year ended December 31, 2025 to our Board members. Only our non-executive directors received compensation for being directors during fiscal year 2025.

	Cash Compensation	Equity Compensation	Total Compensation
Dr. Heiner Dreismann	30,000	59,176	89,176
Hans Hekland	21,000	37,028	58,028
Greggory Tibbits	21,000	33,815	54,815
Total	72,000	130,019	202,019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2026, with respect to the holdings of (1) each of our directors, (2) each executive officer, (3) our director nominees and (4) all of our current directors and executive officers as a group. No person not included above beneficially owns 5% or more of our Ordinary Shares.

Beneficial ownership of a class of voting stock is determined in accordance with the rules of the SEC and includes any shares of such class of the Company’s voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on (i) 12,515,336 Ordinary Shares issued and outstanding on March 30, 2026, and (ii) the number of shares anticipated to be outstanding following the Final Closing (which is contingent upon the approval of the Proposals herein) plus, for each individual, any Ordinary Shares that individual has the right to acquire within 60 days of March 30, 2026.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Ordinary Shares beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Name (1)	Number of Ordinary Shares Currently Beneficially Owned	Percentage	Number of Ordinary Shares Beneficially Following Final Closing	Percentage
Guido Baechler, Chief Executive Officer and Executive Director	605,058	4.8%	605,058	*

William Caragol, Chief Financial Officer	367,899	2.9%	367,899	*

Dr. Heiner Dreismann, Non-Executive Director	64,500	*	64,500	*

Hans Hekland, Non-Executive Director	56,000	*	56,000	*

Greggory Tibbits, Non-Executive Director	55,875	*	55,875	*

David Lazar, Non-Executive Director(2)	-	-	477,000,000	97.4%

Robert Liscouski, Non-Executive Director	-	-	-	-

Directors and Executive Officers as a Group (7 people)	1,231,832	9.8%	478,231,832	97.7%

*	Denotes less than 1%

(1)	Unless otherwise noted, the address for such person is c/o Mainz Biomed, Robert Koch Strasse 50, 55129 Mainz, Germany

(2)	Includes (i) 9,000,000 Ordinary Shares issuable upon conversion of the Series A Preferred Shares, (ii) 9,000,000 Ordinary Shares issuable upon conversion of the Series B Preferred Shares, (iii) 9,000,000 Ordinary Shares issuable upon conversion of the Series A Preferred Shares, (iv) 225,000,000 Ordinary Shares issuable upon conversion of the Series D Preferred Shares and (v) 225,000,000 Ordinary Shares issuable upon conversion of the Series E Preferred Shares upon the Final Closing (for which the approval of the Additional Amendment Proposal and the Nasdaq Compliance Proposal are conditions precedent).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the Purchase Agreement, employment agreements and other agreements set out elsewhere in this annual report, there have been no transactions since January 1, 2024 with any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons that need to be disclosed pursuant to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed by Reliant CPA PC, our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024.

	Year ended December 31, 2025	Year ended December 31, 2024

Audit fees	$162,413	$90,000
Audit – related fees	$88,295	$37,500
Tax fees	$0	$0
Total	$250,708	$127,500

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements. Tax fees represent fees related to preparation of our corporation income tax returns. Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Unofficial English translation of Deed of Conversion*
3.2	Unofficial English translation of Deed of Amendment, dated December 15, 2022*
3.3	Unofficial English translation of Deed of Amendment, dated July 19, 2024*
3.4	Unofficial English translation of Articles of Association, dated December 3, 2024*
4.1	Description of ordinary shares
10.1	Management Services Agreement, dated July 1, 2020, between the Company and Guido Baechler*
10.2	Amendment to Management Services Agreement, dated October 2021, between Guido Baechler and the Company*
10.3	Amendment to Management Services Agreement, dated October 2024, between Guido Baechler and the Company*
10.4	Consulting Agreement, dated July 16, 2021, between the Company and William Caragol*
10.5	Amendment to Consultant Agreement, dated October 2021, between William Caragol and the Company*
10.6	Amendment to Consultant Agreement, dated October 2024, between William Caragol and the Company*
10.7	Mainz Biomed N.V. 2021 Omnibus Incentive Plan*
10.8	Mainz Biomed N.V. Amended and Restated 2022 Omnibus Incentive Plan*
10.9	Technology Rights Agreement, dated January 4, 2022, between the Company and Socpra Sciences Santé Et Humaines S.E.C. *
10.10	Employment Contract with William Caragol, dated April 29, 2022*
10.11	Intellectual Property Asset Purchase Agreement, dated February 15, 2023, with Uni Targeting Research AS*
10.12	Assignment Agreement, dated February 15, 2023, with SOCPRA Sciences Santé et Humaines S.E.C. *
10.13	Mainz Biomed N.V. 2025 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-8 filed on February 19, 2026)
10.14	License and Option Agreement, dated March 10, 2025, between Mainz Biomed N.V. and Liquid Biosciences+*
10.15	Securities Purchase Agreement, dated February 13, 2026, between Mainz Biomed N.V. and David Lazar*++ (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 17, 2026)
10.16	Form of Voting Agreement* (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on February 17, 2026)
10.17	Form of Settlement Agreement* (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on February 17, 2026)
14.1	Code of Ethics and Business Conduct*
19	Insider Trading Policy*
21.1	List of subsidiaries
23.1	Consent of Reliant CPA
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.3	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Executive Compensation Clawback Policy*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed and incorporated herein by reference

++	Certain schedules and exhibits were omitted as well as certain confidential portions of the agreements by means of marking such portions with brackets (due to such confidential portions not being material and being the type of information that the Company treats as private or confidential) pursuant to Item 601 of Regulation S-K promulgated by the SEC. The Company agrees to supplementally furnish a copy of any omitted schedule, exhibit or confidential portions to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mainz Biomed N.V.

Date: March 31, 2026	By:	/s/ Guido Baechler
	Name:	Guido Baechler
	Title:	Co-Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Caragol	Chief Financial Officer (and acting Principal Accounting Officer)	March 31, 2026
William Caragol

/s/ David Lazar	Director and Co-CEO	March 31, 2026
David Lazar

/s/ Robert Liscouski	Director	March 31, 2026
Robert Liscouski

/s/ Heiner Dreismann	Director	March 31, 2026
Heiner Dreismann

/s/ Hans Hekland	Director	March 31, 2026
Hans Hekland

/s/ Greggory Tibbits	Director	March 31, 2026
Greggory Tibbits