Form 10-Q
period 2026-03-31
Quantum Cyber N.V.
filed 2026-05-15
CIK 1874252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41010

Quantum Cyber N.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Belvedere Road Suite 500, West Palm Beach, FL 33406

(Address of principal executive offices)

+1 (561) 562-4111

(Issuer’s telephone number)

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, 14,661,169 ordinary shares, nominal value €0.01 per share, were issued and outstanding.

QUANTUM CYBER N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$4,450,193	$701,602
Prepaid expenses and other current assets	265,930	466,743
Assets held for sale	1,888,410	3,045,627
Total current assets	6,604,533	4,213,972

Intangible assets	1,113,424	1,113,424
Total assets	$7,717,957	$5,327,396

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$715,805	$172,109
Accounts payable and accrued liabilities - related party	-	13,956
Loan payable	126,791	183,706
Intellectual property acquisition liability	197,537	487,785
Liabilities held for sale	2,088,532	3,828,240
Total current liabilities	3,128,665	4,685,796

Total liabilities	3,128,665	4,685,796

Shareholders' equity
Preferred share, a par value of € 0.01, 5,000,000 shares authorized,
Series A Preferred share, a par value of € 0.01, 1,000,000 shares designated 1,000,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,868	-
Series B Preferred share, a par value of € 0.01, 1,000,000 shares designated 1,000,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,868	-
Series C Preferred share, a par value of € 0.01, 1,000,000 shares designated 1,000,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,868	-
Series D Preferred share, a par value of € 0.01, 1,000,000 shares designated 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series E Preferred share, a par value of € 0.01, 1,000,000 shares designated 0 shares issued and outstanding	-	-
Ordinary shares, a par value of € 0.01, 45,000,000 shares authorized, 12,515,336 and 9,780,142 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	140,002	107,820
Additional paid-in capital	115,050,793	106,053,809
Accumulated deficit	(109,984,357)	(104,902,375)
Accumulated other comprehensive loss	(652,750)	(617,654)
Total shareholders' equity	4,589,292	641,600

Total liabilities and shareholders' equity	$7,717,957	$5,327,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended
	March 31,
	2026	2025

Revenue	$-	$-

Operating expenses:
Sales and marketing	281,903	1,160,575
Research and development	59,300	88,748
General and administrative	2,121,840	1,496,202
Total operating expenses	2,463,043	2,745,525

Loss from operations	(2,463,043)	(2,745,525)

Other income (expense)
Other income	14,540	14,015
Interest expense	(15,175)	(30,534)
Other expense	(21,917)	(5,413)
Total other expense	(22,552)	(21,932)

Loss before income tax	(2,485,595)	(2,767,457)
Income tax provision	-	-
Loss from continuing operations	(2,485,595)	(2,767,457)

Loss from discontinued operations	(2,596,387)	(2,235,434)

Net loss	$(5,081,982)	$(5,002,891)

Comprehensive loss
Net loss	(5,081,982)	(5,002,891)
Foreign currency translation adjustment	(35,096)	163,849
Total comprehensive loss	$(5,117,078)	$(4,839,042)

Basic and diluted loss per ordinary share
Net loss	$(0.43)	$(1.46)
Loss from continuing operations	$(0.21)	$(0.81)
Loss from discontinued operations	$(0.22)	$(0.65)

Weighted average number of ordinary shares outstanding	11,799,424	3,430,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred shares		Ordinary shares		Additional		Accumulated Other	Total
	Number of		Number of		paid-in	Accumulated	comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Equity
Balance, December 31, 2025	-	$-	9,780,142	$107,820	$106,053,809	$(104,902,375)	$(617,654)	$641,600

Issuance of preferred shares	3,000,000	35,604	-	-	2,964,396	-	-	3,000,000
Issuance of ordinary shares	-	-	1,735,194	20,314	2,067,925	-	-	2,088,239
Share based expense	-	-	1,000,000	11,868	788,132	-	-	800,000
Stock option expense	-	-	-	-	176,531	-	-	176,531
Preferred shares payable	-	-	-	-	3,000,000	-	-	3,000,000
Net loss	-	-	-	-	-	(5,081,982)	-	(5,081,982)
Foreign currency translation	-	-	-	-	-	-	(35,096)	(35,096)
Balance, March 31, 2026	3,000,000	$35,604	12,515,336	$140,002	$115,050,793	$(109,984,357)	$(652,750)	$4,589,292

	Ordinary shares		Additional		Accumulated Other	Total
	Number of		paid-in	Accumulated	comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2024	2,319,353	$23,054	$95,215,079	$(88,691,657)	$(548,631)	$5,997,845
Share issuance for exercise of pre-funded warrants	665,000	6,982	(6,317)	-	-	665
Share based expense	54,500	566	362,964	-	-	363,530
Stock option expense	-	-	856,286	-	-	856,286
Net loss	-	-	-	(5,002,891)	-	(5,002,891)
Foreign currency translation	-	-	-	-	163,849	163,849
Balance, March 31, 2025	3,038,853	$30,602	$96,428,012	$(93,694,548)	$(384,782)	$2,379,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(5,081,982)	$(5,002,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	800,000	363,530
Stock option expense	176,531	856,286
Depreciation and amortization	58,000	160,849
Impairment loss of property and equipment	538,393	-
Bad debt expense	-	2,407
Inventory write down	68,330	16,183
Accretion expense	22,217	33,836
Gain on settlement of intellectual property acquisition liability - related party	(348,966)	-
Gain on settlement of Note payable - silent partnership	(70,246)	(3,276)
Loss on sale and disposal of assets	302,592	-
Non-cash lease expense	87,883	44,299
Changes in operating assets and liabilities:
Accounts and other receivable, net	4,870	35,998
Accounts receivable - related party	61,030	(49,693)
Inventories	148,064	(161,801)
Prepaid expenses and other assets	84,287	318,681
Accounts payable and accrued liabilities	542,688	(492,514)
Accounts payable and accrued expense - related party	(13,956)	38,568
Operating lease liabilities	(87,728)	(102,535)
Net cash used in operating activities	(2,707,993)	(3,942,073)

Cash Flows From Investing Activities
Payment for intangible asset	(300,000)	-
Payment for intangible asset - related party	(350,000)	(200,000)
Purchase of property and equipment	(658)	(1,216)
Other investing cash flows	-	3,174
Net cash used in investing activities	(650,658)	(198,042)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants	-	665
Proceeds from issuance of preferred shares and preferred stock payable	6,000,000	-
Proceeds from issuance of ordinary shares	2,088,238	-
Repayments of convertible debt	(20,529)	(300,000)
Payments on silent partnerships	(736,954)	-
Payments on loan payable	(63,530)	(57,623)
Net cash provided by (used in) financing activities	7,267,225	(356,958)

Effect of changes in exchange rates	(44,699)	96,829

Net change in cash	3,863,875	(4,400,244)
Cash at beginning of period	889,091	6,235,669
Cash at end of period	$4,752,966	$1,835,425

Cash at end of period - continuing operations	$4,450,193	$1,693,054
Cash at end of period - discontinued operations	$302,773	$142,371

Supplemental cash flow information:
Interest expense	$6,615	$33,411
Income tax	$-	$-

Non-Cash Investing and Financing Activities
Right of use asset additions	$-	$54,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

Quantum Cyber N.V. (the “Company”) is domiciled in the Netherlands. As of March 31, 2026 the Company’s registered office is at Robert-Koch Strasse 50, 55129 Mainz, Germany with substantially all of its operations in Germany. The Company was formed in 2021 to acquire the business of Mainz Biomed Germany GmbH. On April 22, 2026, the Company’s shareholders approved change of its name, to Quantum Cyber N.V., In conjunction with the name change the Company changed its Nasdaq ticker symbol to QUCY.

Through the period ending March 31, 2026, the Company was engaged in developing and selling in-vitro diagnostic (“IVD”) tests for the early detection of cancer. The Company’s ColoAlert product was being marketed and sold in European markets and was developing its next-generation colorectal cancer screening product. During the period ending March 31, 2026 the Board of the Company made the decision to exit the colorectal cancer screening business and focus its effort on the development of its pancreatic cancer screening products and to explore new business opportunities in the post-Quantum cyber field.

Going concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of March 31, 2026, the Company had an accumulated deficit of approximately $110.0 million, a net working capital deficit of approximately $3.5 million, and a cash balance of approximately $4.7 million. During the three months ended March 31, 2026, the Company incurred a net loss of approximately $5.1 million.

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

Historically, the Company has relied upon funds from its shareholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company’s share or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its operations and its shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed with the SEC on March 31, 2026.

The Company’s unaudited consolidated financial statements are expressed in United States dollars.

Consolidation Policy

Throughout these consolidated financial statements, Quantum Cyber N.V. and its directly and indirectly wholly owned subsidiaries, Mainz Biomed USA, Inc., and Mainz Biomed GmbH are referred to, collectively and individually as “Company”).

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

Segment reporting

The Company applies the provisions of ASC 280, Segment Reporting. Operating segments are comprised of the components of an entity for which separate information is available to the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources and evaluate performance. During the period ending March 31, 2026, the Company consists of a single reporting segment: genetic diagnostic testing.

The Company operates as a single operating segment and a single reportable segment: genetic diagnostic testing. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer.

The accounting policies of the genetic diagnostic testing segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the genetic diagnostic testing segment based on the Company’s net loss as reported on the statements of comprehensive loss as consolidated net loss and operating expense summary (Note 11). The Company’s segment assets are reported on the balance sheet as its total consolidated assets.

The following performance measures were used by the CODM:

	For the Three Months Ended March 31,
Income Statement	2026	2025
Operating expense summary (Note 11):
Sales and marketing:	$281,903	$1,160,575
Research and development:	59,300	88,748
General and administrative:	2,121,840	1,496,202
Total operating expenses	$2,463,043	$2,745,525
Net loss	$5,081,982	$5,002,891

Balance Sheet	March 31, 2026	December 31, 2025
Total Assets	$7,717,957	$5,327,396

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

As of March 31, 2026 and December 31, 2025, the Company did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution in the U.S. The amount in excess of the Federal Deposit Insurance Corporation insurance as of March 31, 2026, was approximately $4.1 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Revenue Recognition

Revenue is recognized upon the satisfaction of performance obligations. Performance obligations are satisfied at the point at which control of the goods or services are transferred to customers, in an amount that reflects the consideration the Company is entitled to receive for those goods and services.

Amounts collected from customers on behalf of third parties (e.g., sales and value-added taxes) are excluded from the transaction price and, therefore, from revenue under ASC 606. Such amounts are recorded as a liability until remitted to the respective authorities.

During the period ending March 31, 2026, the Company sold its genetic diagnostic testing kits to both laboratory partners and directly to patients who are the end users of the product. Upon the delivery of the Company’s products to laboratory partners the Company has completed its performance obligations and as such revenue is recorded upon delivery. Sales to patients, or end users, where samples are sent to the Company’s diagnostic lab for testing and evaluation, are recognized when they are delivered to the end user, returned to the Company’s laboratory, and testing results have been delivered. Until there is recognition from these sales, it is presented as deferred revenue on the Company’s statement of financial position.

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

Share-Based Compensation

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from the Company’s historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company accounts for stock option forfeitures as they occur.

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

For the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	Three months ended
	March 31,
	2026	2025
Stock option	449,480	461,605
Warrant	8,805,020	3,504,308
Convertible debt	2,464	72,464
	9,256,964	4,038,377

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

NOTE 3 – DISCONTINUED OPERATION

In February 2026, the Board made the decision to close the Company’s colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision, the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, including the intellectual property for each. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with substantially all termination dates between February and May 2026.

In connection with the investment (see Note 8), the Board appointed Mr. Lazar a temporary non-executive director and the Chair of the Board for a term ending on the date of the Company’s first general meeting held after the date of the Purchase Agreement. In connection with the Investment, the Company entered into Settlement Agreement and General and Mutual Releases (collectively, the “Settlement Agreements”) with two of the Company’s officers and three of the Company’s directors. The Settlement Agreements provide that upon the Final Closing, (i) the applicable director or officer shall generally release the Company from any claims, actions, or losses that such person may have against them and (ii) the Company shall similarly release such officer or director from any claims, action or losses that the Company may have against such person, provided that the Company remain obligated pursuant to maintain D&O insurance coverage, or a D&O tail policy, a that the Company make a payment to such person for any and all accrued and unpaid salary, Board approved bonus, twelve months healthcare continuation and such person’s contractual severance payment. The aggregate payments that the Company will need to make in connection with the Settlement Agreements to officers and directors of the Company are approximately $1.9 million.

The following is a summary of discontinued operations for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025

Revenue	$141,029	$115,114
Revenue - related party	29,076	37,291
Total revenue	170,105	152,405
Cost of revenue	63,951	46,745
Gross profit	106,154	105,660

Operating expenses:
Sales and marketing	393,275	176,400
Research and development	1,152,082	1,572,360
Research and development - related party	-	52,437
General and administrative	589,717	478,638
Impairment loss of property and equipment	538,393	-
Total operating expenses	2,673,467	2,279,835

Loss from operations	(2,567,313)	(2,174,175)

Other income (expense)
Other income	103,885	16,026
Interest expense	(5,850)	(36,390)
Other expense	(127,109)	(40,895)
Total other expense	(29,074)	(61,259)

Loss before income tax	(2,596,387)	(2,235,434)
Income taxes provision	-	-
Loss from discontinued operation	$(2,596,387)	$(2,235,434)

The following is a summary of the assets and liabilities held for sale as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$302,773	$187,489
Trade receivables, net	12,049	17,348
Trade receivables - related party	-	61,030
Inventories	-	216,888
Prepaid expenses and other current assets	231,092	190,567
Property and equipment, net	180,073	1,094,949
Right-of-use assets, net	1,162,423	1,277,356
Total current assets held for sale	1,888,410	3,045,627

Total assets held for sale	$1,888,410	$3,045,627

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$651,463	$750,375
Accounts payable and accrued expense - related party	-	13,956
Convertible debt	60,335	82,305
Silent partnership	144,517	956,902
Intellectual property acquisition liability - related party	-	676,096
Lease liabilities	1,232,217	1,348,606
Total current liabilities held for sale	2,088,532	3,828,240

Total liabilities held for sale	$2,088,532	$3,828,240

The assets and liabilities are expected to be settled by mid 2026.

The following is a summary of discontinued cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(2,596,387)	$(2,235,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,000	160,919
Impairment loss	538,393	-
Bad debt expense	-	2,407
Inventory write down	68,330	16,183
Accretion expense	5,850	33,836
Gain on settlement of intellectual property acquisition liability - related party	(348,966)	-
Gain on settlement of Note payable - silent partnership	(70,246)	(3,276)
(Gain) loss on sale and disposal of assets	302,592	-
Non-cash lease expense	87,883	44,299
Changes in operating assets and liabilities:
Accounts and other receivable, net	4,870	35,998
Accounts receivable - related party	61,030	(49,693)
Inventories	148,064	(161,801)
Prepaid expenses and other assets	(45,756)	(53,055)
Accounts payable and accrued liabilities	31,178	(381,795)
Accounts payable and accrued expense - related party	-	(47,025)
Operating lease liabilities	(87,728)	(102,535)
Net cash used in operating activities	(1,842,893)	(2,740,972)

Cash Flows From Investing Activities
Payment for intangible asset - related party	(350,000)	(200,000)
Purchase of property and equipment	(658)	(1,216)
Other investing cash flows	-	3,174
Net cash used in investing activities	(350,658)	(198,042)

Cash Flows From Financing Activities
Proceeds from inter-company loans	3,111,017	2,806,493
Repayments of convertible debt	(20,529)	-
Payments on silent partnerships	(736,954)	-
Net cash provided by financing activities	2,353,534	2,806,493

Effect of changes in exchange rates	(44,699)	96,725

Net change in cash	115,284	(35,796)
Cash at beginning of period	187,489	178,167
Cash at end of period	$302,773	$142,371

Supplemental cash flow information:
Interest expense	$-	$-
Income tax	$-	$-

Non-Cash Investing and Financing Activities
Right of use asset additions	$-	$54,080

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Prepaid insurance	$193,330	$208,989
Other prepaid expense	-	80,038
Prepaid stock-based payments	72,600	145,200
VAT receivable	-	32,516
	$265,930	$466,743

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Pancreatic cancer intellectual property	$1,113,424	$1,113,424
Accumulated amortization	-	-
	$1,113,424	$1,113,424

Pancreatic Cancer Biomarker and Algorithm License Agreement

In March 2025, the Company entered into a license agreement with Liquid Biosciences (“Liquid”) to access and use a portfolio of novel mRNA biomarkers and related algorithms for the detection of pancreatic cancer through blood-based testing. Total consideration for the license is $1.2 million, payable in scheduled installments during 2025 and 2026. The Company recorded the acquired intellectual property as an infinite-lived intangible asset.

The Company capitalized the license costs as in-process research and development (“IPR&D”) and recorded the license as an intangible asset, with a corresponding liability for amounts unpaid.

As of December 31, 2025, the impairment assessment did not indicate any impairment of an infinite-lived intangible asset, and the Company concluded that the recoverability of an infinite-lived intangible asset was not affected.

During the three months ended March 31, 2026, the Company paid $300,000 to Liquid. As of March 31, 2026 and December 31, 2025, the recorded value of the remaining required payments totaled $197,537 and $487,785, respectively, which were recorded as an intellectual property acquisition liability on the Condensed Consolidated Balance Sheets.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$150,205	$60,663
Accrued expenses	19,652	55,822
Payroll liabilities	544,000	55,624
VAT payable	1,948	-
	$715,805	$172,109

Retirement and Pension Plans

The Company maintains a defined contribution plan in the United States under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees, and participants may elect to make contributions subject to applicable limits. The Company does not make employer contributions to the plan. Accordingly, no expense was recognized for employer contributions for the three months ended March 31, 2026 and 2025.

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

Total pension and related expense for the three months ended March 31, 2026 and 2025 was approximately $0 and $0, respectively, and consists solely of statutory contributions to government plans.

NOTE 7– LOAN PAYABLE

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

The Company repaid $63,530 and $57,623, respectively, for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company recorded loan payable of $126,791 and $183,706, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

Authorized shares

In February 2026, the Company’s authorized shares increased to 45,000,000 ordinary shares with a par value of €0.01 per share and 5,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 1,000,000 preferred shares. As of March 31, 2026, the Company’s authorized shares consists of 45,000,000 ordinary shares with a par value of €0.01 per share and 5,000,000 preferred shares with a par value of €0.01 per share.

Preferred shares

The Company designates the preferred shares with a par value of €0.01 each as follows:

●	1,000,000 of the series A preferred shares, with a par value of €0.01 per share convertible into an aggregate of up to 9 million of the Company’s ordinary shares

●	1,000,000 of the series B preferred shares, with a par value of €0.01 per share convertible into an aggregate of up to 9 million ordinary shares

●	1,000,000 of the Company’s series C preferred shares, with a par value of €0.01 per share convertible, into an aggregate of up to 9 million ordinary shares

●	1,000,000 of the Company’s series D preferred shares, with a par value of €0.01 per share convertible into an aggregate of up to 225 million ordinary shares

●	1,000,000 of the Company’s series E preferred shares, with a par value of €0.01 per share convertible into an aggregate of up to 225 million ordinary shares

On February 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mr. David Lazar that provides for the sale in a private placement of 1,000,000 each series A, B, C, D and E preferred shares. Series A Preferred Shares, Series B Preferred Shares and Series C Preferred shares are the “First Closing Shares”. Series D Preferred Shares and Series E Preferred shares are the “Second Closing Shares.”

Simultaneous to entering into the Purchase Agreement, the First Closing Shares were issued at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement also provides that Mr. Lazar will purchase and acquire the Second Closing Shares at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Final Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement.

The Company evaluated the preferred shares under ASC 480 and ASC 815-40 and determined they meet permanent equity because they are not redeemable and do not embody an unconditional obligation to deliver cash or other assets. Further, the conversion features were determined to be indexed to its own stock and are to be classified in shareholders’ equity.

In March 2026, Mr. Lazar advanced $3 million for the Second Closing, which completed on April 22, 2026. As of March 31, 2026, the Company recorded the $3 million advance, as preferred shares payable under additional paid -in capital.

The following table summarizes the preferred share transactions, as disclosed on our Condensed Consolidated Statement of Changes in Shareholders’ Equity:

	Series A Preferred share		Series B Preferred share		Series C Preferred share		Preferred shares
	Number of		Number of		Number of		Number of
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Total
Balance, December 31, 2025	-	$-	-	$-	-	$-	-	$-

Issuance of preferred shares	1,000,000	11,868	1,000,000	11,868	1,000,000	11,868	3,000,000	35,604
Balance, March 31, 2026	1,000,000	$11,868	1,000,000	$11,868	1,000,000	$11,868	3,000,000	$35,604

Ordinary shares

Holders of ordinary shares are entitled to dividends as declared from time to time and are entitled to one vote per share at general meetings of the Company. The Company has not declared any dividends as of March 31, 2026 and December 31, 2025.

Equity Distribution Agreement

On October 3, 2025, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (the “Sales Agent”), pursuant to which the Company may elect to sell, from time to time through the Sales Agent, the Company’s ordinary shares, having an aggregate offering amount of up to $10,000,000 (collectively, the “Offered Shares”). The Sales Agent of the program was entitled to commissions at a rate of 3.0% of the gross sales price per share of common share sold.

During the three months ended March 31, 2026, the Company issued ordinary shares as follows:

●	1,735,194 ordinary shares for net proceeds of $2.1 million pursuant to Sales Agreement, net of commission and financing fees of approximately $65,000.

●	1,000,000 ordinary shares to employees for compensation valued at $800,000. Of these shares 865,000 were issued to management and the board of directors, which are considered to be related parties.

During the three months ended March 31, 2025, the Company issued ordinary shares as follows:

●	665,000 ordinary shares for exercise of pre-funded warrants.

●	54,500 ordinary shares for services, valued at $363,530.

Carve out plan

On February 22, 2024, the Company’s Compensation Committee approved the carve-out plan (the “COP”) of Mainz Biomed USA, Inc. (“Mainz USA”) and the Board of Directors of Mainz USA approved the COP. The purpose of the COP is to promote the interests of Mainz USA by providing a payment opportunity to individuals providing services to Mainz USA upon the consummation of a corporate transaction or series of transactions resulting in a change of control of Mainz USA or the Company (a “Change of Control” and the completion of a Change of Control, the “Closing”).

Payment under the COP is based principally upon the carve-out pool amount which is equal to 13% of the aggregate pre-tax consideration (cash and fair market value of any securities or other consideration) payable in connection with a Change of Control that would be legally available for payment or distribution to Mainz USA, the Company or their respective shareholders in connection with a Change of Control (the “Consideration”). The COP provides for a carve-out pool equal to 13% of the Consideration less the aggregate severance payments contractually owed to all COP participants who have been informed on or before the Closing that their employment with Mainz USA will terminate on or within three months after the Closing. The carve-out pool will be allocated and paid to participants in the COP based on the product of the participant’s applicable carve-out percentage as defined in the COP.

Under the COP, participants may receive transaction carve-out equal to the carve-out pool amount multiplied by each participant’s carve-out percentage specified in such participant’s participation acknowledgment less that participant’s equity offset, as defined under the COP. Subject to the terms of the COP, payments under the COP will generally be paid in the same form (or forms) as the consideration received by shareholder of the Company in respect of their Company equity securities due to the change of control. The Compensation Committee had allocated 100% of the COP. The COP expired on December 31, 2025.

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

In 2025, the Company’s shareholders adopted the Company’s 2025 Omnibus Incentive Plan (the (“2025 Plan”). Under the 2025 Plan, the Company are authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2025 Plan, the aggregate number of shares that may be issued under all awards under the 2025 Plan will automatically increase on a quarterly basis on the first day of each quarter beginning on July 1, 2025 such that the aggregate number of Shares that may be issued under all awards under the Plan equals 15% (fifteen percent) of the total number of shares of ordinary shares outstanding on the last day of the immediately preceding fiscal quarter (or such lesser amount determined by the Board), assuming the conversion of any outstanding shares of preferred stock but excluding the conversion of any convertible securities, the exercise of any warrants or shares underlying any awards.

During the three months ended March 31, 2026 and 2025, the Company recorded stock option expense of $176,531 and $856,286, respectively, and unamortized expense of $289,156 as of March 31, 2026.

A summary of activity during the three months ended March 31, 2026, as follows:

	Stock options Outstanding	Weighted-Average Exercise Price	Weighted-Average Life (years)
Balance as of December 31, 2025	449,480	$29.50	8.86
Grants	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expiry	-	-	-
Balance as of March 31, 2026	449,480	$29.50	8.61

Exercisable as of March 31, 2026	346,554	$33.93	8.54
Expected to vest	102,926	$14.58	2.86

Warrants

A summary of activity regarding warrants excluding pre-funded warrants issued as follows:

	Warrant	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2025	8,805,020	$2.30	2.57
Grants	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance as of March 31, 2026	8,805,020	$2.30	2.32

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts payable

At March 31, 2026 and December 31, 2025, the Company recorded accounts payable – related party of $0 and $13,956, respectively.

During the three months ended March 31, 2026 the Company issued 865,000 ordinary shares to management and the board of directors and recorded compensation expense of $692,000.

On March 28, 2026 the Company closed the sale of the ColoAlert assets to UTR, which included the ColoAlert intellectual property, customer located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $648,966. Upon settlement of accounts payable, accounts receivable, and lease obligations, the Company recognized a $114,000 loss, reported in other expenses within discontinued operations (Note 3).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 –OPERATING EXPENSES

For the three months ended March 31, 2026 and 2025, operating expenses consisted of the following:

	Three months ended
	March 31,
Sales and marketing	2026	2025
Professional and consulting fees	$47,860	$88,865
Office expenses	7,800	-
Marketing and advertising	226,243	1,071,710
	$281,903	$1,160,575

	Three months ended
	March 31,
Research and development	2026	2025
Professional fees	$22,000	$88,738
Office expenses	4,300	-
Materials for clinical studies	33,000	10
	$59,300	$88,748

	Three months ended
	March 31,
General and administrative	2026	2025
Salaries and benefits	$620,398	$173,131
Share based compensation	800,000	-
Employee stock option expense	176,531	856,286
Professional and consulting fees	427,054	323,207
Office expenses	41,536	61,697
Insurance	52,179	59,053
Travel and entertainment	4,142	22,828
	$2,121,840	$1,496,202

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued and determined that no subsequent events had occurred that would require accrual or additional disclosures, other than the following:

On April 9, 2026, the Company entered into an asset purchase agreement (the “Agreement”) for the sale of its Next Gen IP to a third-party purchaser incorporated in Italy. Pursuant to the Agreement, the Company sold the Next Gen IP to the buyer for a payment of $1.25 million. The sale of the Next Gen IP closed on April 20, 2026. The agreement contains standard representations and warranties and indemnification provisions. As a result of the closing, the Company made contingent payments of approximately $713,0000, consisting of $613,000 to vendors and former employees and $100,000 to UTR.

On April 22, 2026, the Company held an Extraordinary General meeting. As a result of that meeting and the affirmative vote of shareholders of all matters proposed, the following actions were taken:

●	The Company changed its name to Quantum Cyber N.V.

●	The Second Closing as described in Note 8 was completed

●	Shareholders authorized the Board of Directors to implement a reverse split of its ordinary shares, if necessary to meet Nasdaq minimum bid price requirements.

●	Authorized shares increased to 900,000,000.

●	The Shareholders elected two new directors. Four of the previous directors did not run for election, and with the officers of the Company terminated as of that date. As are result of the separations severance payments were made as described in Note 3.

In April 2026 the Company presented clinical results related to pancreatic screening product line under development, at the American Association for Cancer Research (AACR) 2026 Annual Meeting. Those results were also presented in May at the Digestive Disease Week (DDW).

In May 2026 the Company entered into agreements with two strategic advisors. These agreements do not require any cash compensation and require the issuance of 1,125,000 ordinary shares over the period of May to November 2026.

On May 12, 2026, the “Company entered into an Intellectual Property License Agreement (the “License Agreement”) with BP United Inc., a Delaware corporation (“BP United”), pursuant to which BP United has granted to the Company an exclusive, sublicensable, perpetual, and fully paid-up worldwide license under certain intellectual property owned or controlled by BP United (the “Licensed Technology”), including patents, patent applications, trademarks, trade secrets, know-how, and other technology, to make, have made, use, offer to sell, sell, import, and otherwise exploit products and services incorporating the Licensed Technology (the “Licensed Products”). The Licensed Technology is applicable to multiple fields of use and applications, including, without limitation, drones, cyber technology, and other applications as the Company may determine.

The license granted under the License Agreement is not limited to any specific field of use, application, or industry. BP United has agreed not to, and not to grant others the right to, make, use, offer to sell, sell, import, or otherwise exploit Licensed Products or Licensed Technology during the term of the License Agreement worldwide. The Company may grant sublicenses under the license through multiple tiers, to any of its affiliates, subsidiaries, or third parties, at the Company’s sole discretion.

As consideration for the license and rights granted under the License Agreement, and subject to the satisfaction of certain conditions precedent, the Company has agreed to pay to BP United: (a) Five Million US Dollars ($5,000,000) in cash; and (b) 20,000,000 shares of common stock of the Company (the “Licensor Consideration Shares”), in the form of restricted stock with a six-month lock-up period and a five percent (5%) average weighted volume restriction, issued at a price per share equal to the closing price on the date prior to the effective date of the License Agreement. The Licensor Consideration Shares will be issued pursuant to a securities purchase agreement between the Company and BP United in substantially the form attached to the License Agreement, to be entered into upon satisfaction of the conditions precedent set forth in the License Agreement. The Company’s obligation to pay the foregoing consideration is subject to certain conditions precedent, including the completion of intellectual property due diligence to the Company’s satisfaction in its sole discretion, the filing and acceptance by the United States Patent and Trademark Office of any corrective filings requested by the Company, the execution of the applicable securities purchase agreements, and the continued effectiveness of an Advisory Agreement (as described below). If such conditions precedent are not satisfied within ninety (90) days of the effective date of the License Agreement, the Company may terminate the License Agreement and the Supply Agreement (as described below) without any obligation to pay the consideration described above.

The License Agreement is effective in perpetuity unless earlier terminated. The Company may terminate the License Agreement at any time without cause upon thirty (30) business days’ written notice. Either party may terminate for material breach upon ninety (90) days’ written notice (subject to cure). In the event of termination by the Company for BP United’s material breach, the Company may elect to retain all rights and licenses on a fully paid-up, perpetual, irrevocable basis, and BP United is required to cooperate in a technology transfer.

BP United has represented and warranted, among other things, that the Licensed Technology is not in development and is ready for commercialization as of the effective date, and that BP United has not withheld any information material to the commercial readiness of the Licensed Technology.

The License Agreement also contains customary representations and warranties, indemnification provisions (including IP infringement indemnification by BP United), confidentiality obligations, patent prosecution and enforcement provisions, and intellectual property protection under Section 365(n) of the U.S. Bankruptcy Code.

Concurrently, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with Alexander Gurevich, pursuant to which Mr. Gurevich has agreed to provide strategic advisory services to the Company, including attending four advisory meetings per year. As compensation for such services, the Company has agreed to issue to Mr. Gurevich 5,000,000 shares of restricted common stock of the Company. The Advisory Agreement has an initial term of one year and contains customary non-solicitation, non-circumvention, and confidentiality provisions.

In connection with the License Agreement, the Company and BP United intend to enter into a Commercial Supply Agreement (the “Supply Agreement”). Under the Supply Agreement, BP United is the exclusive manufacturer and supplier of products incorporating the Licensed Technology (the “Products”) to the Company. The Company has agreed to purchase its requirements of Products exclusively from BP United, except following an Inability to Supply Event (as defined in the Supply Agreement), in which case the Company may, in its sole discretion, manufacture or have manufactured the Products using the Licensed Technology without limitation.

On May 14, 2026 1,333,333 warrants were exercised and the Company received $1,800,000 in proceeds from that exercise. On May 15, 2026 2,000,000 warrants were exercised and the Company expects to receive $2,700,000 in proceeds from that exercise between May 15-18, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion refers to our financial results for the three months ended March 31, 2026 and 2025. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Quantum Cyber N.V. (f/k/a Mainz Biomed N.V.) and its affiliates.

Organization and Overview of Operations

Historically we have focused on developing and selling in-vitro diagnostic (“IVD”) tests for the early detection of cancer. During 2025 and early 2026, our legacy ColoAlert product was marketed and sold in European markets. Since 2020, we have been developing both a blood and stool test for the early detection of pancreatic cancer. From 2022 to February 2026, we were developing our next generation colorectal cancer screening product, with the intention to launch these products in the future in the United States and in Europe.

In February 2026, the Board made the decision to close our colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, which were primarily the intellectual property and related assets. The sales of these product lines and intellectual property were completed in two independent transactions in March and April 2026. In conjunction with this decision also resulted in the termination of all employees of our subsidiary in Germany, with termination dates between February and May 2026.

In March 2026, the Company announced the appointment of Robert Liscouski as its non-executive Chairman, with David Lazar assuming the position of director and CEO. These changes were made to align the Company’s strategy to expand its business focus in the area of post-quantum cybersecurity, while continuing to pursue the commercialization of its blood-based pancreatic cancer detection product candidate. Effective with its Shareholder meeting in April 2026, the Company changed its name, from Mainz Biomed N.V., to Quantum Cyber N.V. In conjunction with the name change the Company changed its NASDAQ ticker symbol to QUCY.

Colorectal Cancer Screening Divestiture

In February 2026, the Board made the decision to close the Company’s colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision, the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, including the intellectual property for each. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with substantially all termination dates between February and May 2026.

On March 28, 2026 the Company closed the sale of the ColoAlert assets to UTR, which included the ColoAlert intellectual property, customer-located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $648,966, resulting in a net payment to UTR of $300,000 at closing.

On April 9, 2026, we entered into an asset purchase agreement (the “Agreement”) for the sale of the Next Gen IP to a third-party purchaser incorporated in Italy. Pursuant to the Agreement, we sold the Next Gen IP to the buyer for a payment of $1.25 million. The sale of the Next Gen IP closed on April 20, 2026.

The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the colorectal cancer screening business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.

Business Highlights, Known Trends, Events, and Uncertainties

During the three months ended March 31, 2026, the Company continued to advance its diagnostic portfolio, focused on its pancreatic screening product line under development, including being accepted to present the clinical results for our feasibility studies at American Association for Cancer Research (AACR) 2026 Annual Meeting and the Digestive Disease Week (DDW) 2026. The Company also made the decision to exit its colorectal cancer screening business to focus on the pancreatic screening line of business. As a result of that decision the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, which were primarily the two lines intellectual property. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with termination dates between February and May 2026. As a result of the closing of subsidiary and proposed sales of intellectual property, the Company has recorded an impairment loss on the value of the intellectual property of $2,640,280 in 2025.

Results of Discontinued Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	2026	2025
Revenue	$170,105	$152,405
Cost of revenue	63,951	46,745
Gross profit	106,154	105,660
Operating expenses:
Sales and marketing	393,275	176,400
Research and development	1,152,082	1,624,797
General and administrative	589,717	478,638
Impairment loss on fixed assets	538,393	-
Total operating expenses	2,673,467	2,279,835
Loss from operations	(2,567,313)	(2,174,175)
Other expense	(29,074)	(61,259)
Loss from discontinued operation	$(2,596,387)	$(2,235,434)

Total Revenue

Total revenue for the three months ended March 31, 2026 was $170,105 as compared to $152,405 for the three months ended March 31, 2025, an increase of 12%. This increase was attributable to increased sales of ColoAlert to lab partners including last time buys.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2026 was $63,951 as compared to $46,745 for the three months ended March 31, 2025, an increase of 37%. This increase was attributable to increased sales of ColoAlert to lab partners including last time buys. As a result, gross profit increased by 1%, while gross margins decreased from 69% to 62% due to a higher level of sales coming from a last time buy with a customer having lower contracted sales price.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $1,152,082 compared to $1,624,797 for the three months ended March 31, 2025, a decrease of $420,278. This decrease was driven by a reduction of costs of resulting from wind down of the eAArly Detect 2 clinical study.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2026, were $393,275 compared to $176,400 for the three months ended March 31, 2025, an increase of $216,875. This increase was related to severance related to the termination of our colorectal cancer screening sales and marketing team.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $538,393 compared to $478,638 for the three months ended March 31, 2025, an increase of $59,755. The increased expenses were primarily the result of a severance payments for administration and accounting personnel.

Other Income (Expense)

Other expense, net for the three months ended March 31, 2026 was $29,074 compared to $61,259 for the three months ended March 31, 2025, resulting in decreased other expenses (net) of $32,185. This decrease was primarily the result of decreased interest expense for the three months ended March 31, 2026 compared to the same period in 2025.

Results of Continuing Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table provides certain selected financial information for the periods presented, from our continuing operations:

	Three months ended
	March 31,
	2026	2025	Change	% Change
Revenue	$-	$-	$-	-
Sales and marketing	$281,903	$1,160,575	$(878,672)	(76)%
Research and development	$59,300	$88,748	$(29,448)	(33)%
General and administrative	$2,121,840	$1,496,202	$625,638	42%
Total operating expenses	$2,463,043	$2,745,525	$(282,482)	(10)%
Loss from operations	$2,463,043	$2,745,525	$(282,482)	(10)%
Other expense	$22,552	$21,932	$620	3%
Loss from continuing operations	$2,485,595	$2,767,457	$(281,862)	(10)%
Loss from discontinued operations	$2,596,387	$2,235,434	$360,953	16%
Net loss	$5,081,982	$5,002,891	$79,091	2%
Total comprehensive loss	$5,117,078	$4,839,042	$278,036	6%
Basic and dilutive loss per ordinary share	$(0.43)	$(1.46)	$1.03	(70)%
Weighted average number of ordinary shares outstanding	11,799,424	3,430,902

Total Revenue

The Company is currently developing a product for pancreatic cancer screening. During 2026 the Company’s intention is to focus its efforts on continued development and marketing efforts related to its path to commercialization in the U.S.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $59,300 compared to $88,748 for the three months ended March 31, 2025, a decrease of $29,448. This decrease was the result of increased costs in 2025 related to a feasibility study.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2026, were $281,903 compared to $1,160,575 for the three months ended March 31, 2025, a decrease of $878,672. This decrease was related to a decrease in our marketing and advertising expenses in line with our decision to exit our colorectal cancer business.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $2,121,840 compared to $1,496,202 for the three months ended March 31, 2025, an increase of $625,638. The increased expenses were primarily the result of stock based compensation and compensation charges.

Other Income (Expense)

Other expense, net for the three months ended March 31, 2026 was $22,552 compared to $21,932 for the three months ended March 31, 2025, resulting in increased other expenses (net) of $620. This increase was primarily the result of decreased interest expense offset by increased other expense for the three months ended March 31, 2026 compared to the same period in 2025.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and operating losses. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and, debt and equity financing. As of March 31, 2026, we had $4,752,966 of cash and cash equivalents, compared to $889,091 as of December 31, 2025.

	March 31, 2026	December 31, 2025
Cash	$4,752,966	$889,091

Cash - continuing operations	$4,450,193	$701,602
Cash - discontinued operations	$302,773	$187,489

We do not disclose cash flow from discontinued operation separately in the statement of cash flows and disclose cash flow from discontinued operation in the footnote. The following table summarizes our cash flows from operating, investing and financing activities, for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025	Change	% Change
Cash used in operating activities	$2,707,993	$3,942,073	$(1,234,080)	(31)%
Cash used in investing activities	$650,658	$198,042	$452,616	229%
Cash provided by (used in) financing activities	$7,267,225	$(356,958)	$7,624,183	(2,136)%
Net change in cash during period	$3,863,875	$(4,400,244)	$8,264,119	(188)%

Cash Flow from Operating Activities

For the three months ended March 31, 2026, cash flows used in operating activities was $2,707,993 compared to $3,942,073 used during the three months ended March 31, 2025. The improvement in cash flows used in operating activities of $1,234,080 was primarily the result of our decision to exit our colorectal cancer business and wind down operations in our German subsidiary.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, we used $650,658 in investing activities compared to $198,042 used during the three months ended March 31, 2025. The increase in cash flows used in investing activities of $452,616 was the primarily the result payments related to the acquisition of our intellectual property related to blood based testing for pancreatic cancer.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we had cash flow provided by financing activities of $7,267,225 compared to cash flow used in financing activities of $356,958 for the three months ended March 31, 2025, an increase of $7,624,183. This increase was primarily the result of the Company’s sale of preferred stock for $6 million and $2.1 million from the sale of its ordinary shares pursuant to its Equity Distribution Agreement, reduced by repayments of debt of $821,013.

The following table summarizes our cash flows from discontinued operations:

	Three months ended
	March 31,
	2026	2025	Change	% Change
Cash used in operating activities	$1,842,893	$2,740,972	$(898,079)	(33)%
Cash used in investing activities	$350,658	$198,042	$152,616	77%
Cash provided by financing activities	$2,353,534	$2,806,493	$(452,959)	(16)%
Net change in cash during period	$115,284	$(35,796)	$151,080	(422)%

Cash Flow from Operating Activities

For the three months ended March 31, 2026, cash flows used in operating activities was $1,842,893 compared to $2,740,972 used during the three months ended March 31, 2025. The improvement in cash flows used in operating activities is attributable to a reduction of costs resulting from wind down of the eAArly Detect 2 clinical study.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, we used $350,658 in investing activities compared to $198,042 used during the three months ended March 31, 2025. The increase in cash flows used in investing activities was the result of increased payments related to the ColoAlert acquisition debt.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we had cash flow provided by financing activities of $2,353,534 compared to cash flow provided by financing activities of $2,806,493 for the three months ended March 31, 2025, a decrease of $452,959. This decrease was primarily the result of the decreased need for intercompany financing to fund operating losses, in line with the Company’s decision to wind down its German subsidiary.

Working Capital Discussion

We had recurring losses, accumulated deficit totaling $110.0 million and negative cash flows used in operating activities of $2.7 million as of and for the three months ended March 31, 2026. We also had $4.5 million of cash on hand on March 31, 2026, and working capital of $3.5 million.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). There have been no material changes to our critical accounting estimates as described in that Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, due to a material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Historically, these control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since our annual report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026, we have not been named as a party to any additional legal proceedings, and there are no material updates to any previously disclosed legal proceedings.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the section entitled “Item 3 -- Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Cyber N.V.

Date: May 15, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer