Form 10-Q
period 2026-06-30
Quantum Cyber N.V.
filed 2026-08-14
CIK 1874252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41010

Quantum Cyber N.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connecticut Ave. Suite 400, Norwalk, CT 06854

(Address of principal executive offices)

+1 (203) 851-1599

(Issuer’s telephone number)

(Former name or former address, if changed since last report.)

1501 Belvedere Road, Suite 500, West Palm Beach, Fl. 33406

Securities registered pursuant to Section 12(b) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2026, 84,068,192 ordinary shares, nominal value €0.01 per share, were issued and outstanding.

QUANTUM CYBER N.V.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$13,376,044	$701,602
Prepaid expenses and other current assets	2,777,995	466,743
Assets of discontinued operations, held for sale	538,820	3,045,627
Total current assets	16,692,859	4,213,972

Property and equipment, net	136,799	-
Intangible assets	6,538,237	1,113,424
Total assets	$23,367,895	$5,327,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$900,904	$172,109
Accounts payable and accrued liabilities - related party	-	13,956
Loan payable	168,670	183,706
Intellectual property acquisition liability	1,750,000	487,785
Liabilities of discontinued operations, held for sale	184,982	3,828,240
Total current liabilities	3,004,556	4,685,796

Total liabilities	3,004,556	4,685,796
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred share (convertible), a par value of € 0.01, 100,000,000 shares authorized,
Series A Preferred shares, a par value of € 0.01, 20,000,000 shares designated 1,000,000 and 0 shares issued and outstanding, respectively	11,868	-
Series B Preferred shares, a par value of € 0.01, 20,000,000 shares designated 1,000,000 and 0 shares issued and outstanding, respectively	11,868	-
Series C Preferred shares, a par value of € 0.01, 20,000,000 shares designated 1,000,000 and 0 shares issued and outstanding, respectively	11,868	-
Series D Preferred share, a par value of € 0.01, 20,000,000 shares designated 1,000,000 and 0 shares issued and outstanding	11,744	-
Series E Preferred shares, a par value of € 0.01, 20,000,000 shares designated 1,000,000 and 0 shares issued and outstanding	11,744	-
Ordinary shares, a par value of € 0.01, 900,000,000 shares authorized, 24,929,290 and 9,780,142 shares issued and outstanding, respectively	286,063	107,820
Additional paid-in capital	141,019,021	106,053,809
Accumulated deficit	(121,000,837)	(104,902,375)
Accumulated other comprehensive loss	-	(617,654)
Total shareholders’ equity	20,363,339	641,600

Total liabilities and shareholders’ equity	$23,367,895	$5,327,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses:
Sales and marketing	1,458,470	857,847	1,740,373	2,018,422
Research and development	294,572	101,278	320,872	190,026
In-process research and development	4,258,449	-	4,258,449	-
General and administrative	3,877,442	670,950	6,032,282	2,167,152
Total operating expenses	9,888,933	1,630,075	12,351,976	4,375,600

Loss from operations	(9,888,933)	(1,630,075)	(12,351,976)	(4,375,600)

Other income (expense)
Other income	19,905	5,862	34,445	19,877
Change in fair value of convertible debt	-	21,000	-	21,000
Interest expense	(7,208)	(60,403)	(22,383)	(90,937)
Other expense	(196,084)	(18,369)	(218,001)	(23,782)
Total other expense	(183,387)	(51,910)	(205,939)	(73,842)

Loss before income tax	(10,072,320)	(1,681,985)	(12,557,915)	(4,449,442)
Income tax provision	-	-	-	-
Loss from continuing operations	(10,072,320)	(1,681,985)	(12,557,915)	(4,449,442)

Loss from discontinued operations	(944,160)	(1,797,848)	(3,540,547)	(4,033,282)

Net loss	$(11,016,480)	$(3,479,833)	$(16,098,462)	$(8,482,724)

Comprehensive loss
Net loss	$(11,016,480)	$(3,479,833)	$(16,098,462)	$(8,482,724)
Foreign currency translation adjustment	(30,683)	(140,126)	(65,779)	23,723
Reclassification of translation adjustment related to liquidation of foreign subsidiary	683,433	-	683,433	-
Total comprehensive loss	$(10,363,730)	$(3,619,959)	$(15,480,808)	$(8,459,001)

Basic and diluted loss per ordinary share
Net loss	$(0.62)	$(0.80)	$(1.08)	$(2.17)
Loss from continuing operations	$(0.56)	$(0.39)	$(0.85)	$(1.14)
Loss from discontinued operations	$(0.06)	$(0.41)	$(0.23)	$(1.03)

Weighted average number of ordinary shares outstanding	17,851,499	4,369,699	14,842,125	3,902,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred shares		Ordinary shares		Additional		Accumulated Other	Total
	Number of		Number of		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Equity
Balance, December 31, 2025	-	$-	9,780,142	$107,820	$106,053,809	$(104,902,375)	$(617,654)	$641,600

Sale of preferred shares	3,000,000	35,604	-	-	2,964,396	-	-	3,000,000
Sale of ordinary shares	-	-	1,735,194	20,314	2,067,925	-	-	2,088,239
Share-based expense	-	-	1,000,000	11,868	788,132	-	-	800,000
Stock option expense	-	-	-	-	176,531	-	-	176,531
Preferred shares payable	-	-	-	-	3,000,000	-	-	3,000,000
Net loss	-	-	-	-	-	(5,081,982)	-	(5,081,982)
Foreign currency translation	-	-	-	-	-	-	(35,096)	(35,096)
Balance, March 31, 2026	3,000,000	$35,604	12,515,336	$140,002	$115,050,793	$(109,984,357)	$(652,750)	$4,589,292
Preferred shares issued	2,000,000	23,488	-	-	(23,488)	-	-	-
Ordinary shares issued for exercise of warrants	-	-	8,700,854	102,669	15,132,372	-	-	15,235,041
Share-based expense	-	-	1,591,714	18,775	420,784	-	-	439,559
Ordinary shares issued for in-process research and development	-	-	2,121,386	24,617	3,233,832	-	-	3,258,449
Stock option expense	-	-	-	-	(528,922)	-	-	(528,922)
Stock payable for acquisition of intellectual property	-	-	-	-	5,470,400	-	-	5,470,400
Share-based expense payable	-	-	-	-	2,263,250	-	-	2,263,250
Reclassification of translation adjustment related to liquidation of foreign subsidiary	-	-	-	-	-	-	683,433	683,433
Net loss	-	-	-	-	-	(11,016,480)	-	(11,016,480)
Foreign currency translation	-	-	-	-	-	-	(30,683)	(30,683)
Balance, June 30, 2026	5,000,000	$59,092	24,929,290	$286,063	$141,019,021	$(121,000,837)	$-	$20,363,339

	Ordinary shares		Additional		Accumulated Other	Total
	Number of		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2024	2,319,353	$23,054	$95,215,079	$(88,691,657)	$(548,631)	$5,997,845
Share issuance for exercise of pre- funded warrants	665,000	6,982	(6,317)	-	-	665
Sale of ordinary shares	-	-	-	-	-	-
Share-based expense	54,500	566	362,964	-	-	363,530
Stock option expense	-	-	856,286	-	-	856,286
Net loss	-	-	-	(5,002,891)	-	(5,002,891)
Foreign currency translation	-	-	-	-	163,849	163,849
Balance, March 31, 2025	3,038,853	$30,602	$96,428,012	$(93,694,548)	$(384,782)	$2,379,284
Share issuance for exercise of pre- funded warrants	603,000	6,805	(6,202)	-	-	603
Sale of ordinary shares and warrants and prefunded warrants.	375,000	3,309	3,530,180	-	-	3,533,489
Share-based expense	75,000	856	155,894	-	-	156,750
Stock option expense	-	-	160,187	-	-	160,187
Net loss	-	-	-	(3,479,833)	-	(3,479,833)
Foreign currency translation	-	-	-	-	(140,126)	(140,126)
Balance, June 30, 2025	4,091,853	$41,572	$100,268,071	$(97,174,381)	$(524,908)	$2,610,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(16,098,462)	$(8,482,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign currency translation	683,433	-
Share-based compensation	6,761,258	520,280
Stock option expense	(352,391)	1,016,473
Depreciation and amortization	55,706	327,864
Bad debt expense	-	14,512
Inventory write-down	67,050	34,559
Accretion expense	24,680	102,740
Gain on sale of intellectual property – related party	(348,966)	-
Change in fair value of convertible debt	-	(21,000)
Gain on settlement of note payable - silent partnership	(111,940)	(3,380)
Gain on sale and disposal of assets	(436,801)	-
Non-cash lease expense	1,217,298	119,150
Changes in operating assets and liabilities:
Accounts and other receivable, net	(67,243)	(114,871)
Accounts receivable - related party	61,030	-
Inventories	147,466	(112,200)
Prepaid expenses and other assets	(1,901,062)	852,819
Accounts payable and accrued liabilities	(46,134)	(697,321)
Accounts payable and accrued expense - related party	(13,956)	-
License fee payable	1,750,000	-
Operating lease liabilities	(1,288,066)	(181,130)
Net cash (used in) operating activities	(9,897,100)	(6,624,229)

Cash Flows From Investing Activities
Payment for intangible asset	(500,000)	(200,000)
Payment for intangible asset - related party	(350,000)	(250,000)
Purchase of property and equipment	(137,457)	(1,216)
Proceeds from sales of assets	1,250,000	-
Other investing cash flows	-	3,174
Net cash provided by (used in) investing activities	262,543	(448,042)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants	-	3,533,489
Proceeds from exercise of warrants	15,235,041	-
Proceeds from issuance of preferred shares	6,000,000	-
Proceeds from issuance of ordinary shares	2,088,239	1,268
Repayments of convertible debt	(61,339)	(600,000)
Proceeds from silent partnerships	-	(54,580)
Payments on silent partnerships	(803,940)	-
Payments on loan payable	(226,921)	(116,551)
Payments of lease obligations	-	-
Net cash provided by financing activities	22,231,080	2,763,626

Effect of changes in exchange rates	(30,962)	(15,955)

Net increase (decrease) in cash	12,565,561	(4,324,600)
Cash at beginning of period	889,091	6,235,669
Cash at end of period	$13,454,652	$1,911,069

Cash at end of period - continuing operations	$13,376,044	$1,711,936
Cash at end of period - discontinued operations	$78,608	$199,133

Supplemental cash flow information:
Interest expense	$96,060	$33,411
Income tax	$-	$-

Non-Cash Investing and Financing Activities
Right-of-use asset additions	$-	$322,378
Acquisition of intangible assets for structured payments	$1,750,000	$1,113,424
Stock payable for acquisition of intellectual property	$5,470,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

Quantum Cyber N.V. (the “Company”) is domiciled in the Netherlands. The Company’s registered office is at 200 Connecticut Ave. Suite 400, Norwalk, Connecticut. Prior to May 2026, substantially all of the Company’s operations were in Germany. The Company (f/k/a Mainz Biomed N.V.) was formed in 2021 to acquire the business of Mainz Biomed Germany GmbH. On April 22, 2026, the Company’s shareholders approved change of its name, to Quantum Cyber N.V. In conjunction with the name change the Company changed its Nasdaq ticker symbol to QUCY.

Through February 2026, the Company was engaged in developing and selling in-vitro diagnostic (“IVD”) tests for the early detection of cancer. The Company’s ColoAlert product was being marketed and sold in European markets and was developing its next-generation colorectal cancer screening product. During the six months ending June 30, 2026 the Board of the Company made the decision to exit the colorectal cancer screening business and focus its effort on the development of its pancreatic cancer screening products and to explore new business opportunities in the post-quantum cyber field.

During the three months ended June 30, 2026 the Company’s Board made a decision to enter into its first business in line with its expansion strategy. The Company launched its business focused on an autonomous defense platform in May 2026 and in both May and June entered into two worldwide exclusive fully paid licenses to support a line of drone products. Further, in June the Company entered into an agreement to acquire a plant and operating business to support the manufacture of those drones (the plant and company acquisition closed in July 2026).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Form 10-K filed with the SEC on March 31, 2026.

The Company’s unaudited consolidated financial statements are expressed in United States dollars.

Consolidation Policy

Throughout these consolidated financial statements, Quantum Cyber N.V. and its directly and indirectly wholly owned subsidiaries, Quantum Drones Corp., Mainz Biomed USA, Inc., and Mainz Biomed GmbH are referred to, collectively and individually as the “Company”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of June 30, 2026, the Company had an accumulated deficit of approximately $121.0 million, net working capital of approximately $13.7 million, and a cash balance of approximately $13.4 million. During the six months ended June 30, 2026, the Company incurred a net loss of approximately $16.1 million.

The Company has incurred recurring losses from operations and does not yet have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management evaluated conditions and events that raise substantial doubt and the Company’s plans to mitigate those conditions over the one-year look-forward period from the date these consolidated financial statements are issued.

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

Management’s plans may also include reducing or deferring certain discretionary expenditures and pursuing strategic partnerships and/or revenue-generating contracts, however, there can be no assurance these plans will be effectively implemented or be successful.

The Company believes that its currently available cash on hand, together with additional financing described above, will be sufficient to meet its planned expenditures and obligations for at least the one-year period following the issuance of its consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Company did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution in the U.S. The amount in excess of the Federal Deposit Insurance Corporation insurance as of June 30, 2026, was approximately $13.0 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets with finite lives, primarily, property and equipment and operating lease right-of-use assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

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

During the period ended June 30, 2026, the Company sold its genetic diagnostic testing kits to both laboratory partners and directly to patients who are the end users of the product. Upon the delivery of the Company’s products to laboratory partners the Company has completed its performance obligations and as such revenue is recorded upon delivery. Sales to patients, or end users, where samples are sent to the Company’s diagnostic lab for testing and evaluation, are recognized when they are delivered to the end user, returned to the Company’s laboratory, and testing results have been delivered. Until there is recognition from these sales, it is presented as deferred revenue on the Company’s statement of financial position.

During the six months ended June 30, 2026, the Company did not generate any revenue from continuing operations. Prior revenue-generating operations are now classified as discontinued.

Research and Development (R&D)

R&D expenses consist primarily of costs related to personnel expenses, clinical studies and outside services, in process research and development (IPR&D) projects acquired via asset acquiring that have no alternative future use and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

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

Net Income (Loss) Per Ordinary Share

Net loss per share requires presentation of basic and diluted earnings per ordinary share on the face of the Statements of Comprehensive Loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share. In the accompanying financial statements, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares and potentially dilutive outstanding shares during the period to reflect the potential dilution that could occur from ordinary shares issuable through contingent share arrangements and warrants unless the result would be antidilutive.

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

For the six months ended June 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	Six months ended
	June 30,
	2026	2025
Stock options	343,869	461,836
Preferred Stock	477,000,000	-
Warrants	104,166	8,262,208
Convertible debt	-	72,464
	447,448,035	8,796,508

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

NOTE 3 – DISCONTINUED OPERATIONS

In February 2026, the Board made the decision to close the Company’s colorectal cancer line of business to focus on the pancreatic screening line of business. As a result of that decision, the Board marketed for sale the two groups of assets related to the ColoAlert and NextGen product lines, including the related intellectual property. The decision also resulted in the termination of all employees in the Company’s subsidiary in Germany, with substantially all termination dates between February and May 2026.

The following is a summary of discontinued operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$14,565	$89,092	$155,594	$204,206
Revenue - related party	-	45,220	29,076	82,511
Total revenue	14,565	134,312	184,670	286,717
Cost of revenue	-	50,383	63,951	97,128
Gross profit	14,565	83,929	120,719	189,589

Operating expenses:
Sales and marketing	12,516	154,183	405,791	330,583
Research and development	552,632	1,229,898	1,704,714	2,802,258
Research and development - related party	-	10,367	-	62,804
General and administrative	808,795	394,270	1,398,512	872,908
Total operating expenses	1,373,943	1,788,718	3,509,017	4,068,553

Loss from operations	(1,359,378)	(1,704,789)	(3,388,298)	(3,878,964)

Other income (expense)
Other income	210,175	23,277	314,060	39,303
Gain on sales and disposal of assets	975,194	-	436,801	-
Interest expense	(49,120)	(63,232)	(54,970)	(99,622)
Other expense	(37,598)	(53,104)	(164,707)	(93,999)
Total other income (expense)	1,098,651	(93,059)	531,184	(154,318)

Loss before income tax	(260,727)	(1,797,848)	(2,857,114)	(4,033,282)
Income taxes provision	-	-	-	-
Realized foreign currency translation	(683,433)	-	(683,433)	-
Loss from discontinued operation	$(944,160)	$(1,797,848)	$(3,540,547)	$(4,033,282)

The following is a summary of the assets and liabilities held for sale as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$78,608	$187,489
Trade receivables, net	82,208	17,348
Trade receivables - related party	-	61,030
Inventories	-	216,888
Prepaid expenses and other current assets	95,740	190,567
Property and equipment, net	231,439	1,094,949
Right-of-use assets, net	50,825	1,277,356
Total current assets held for sale	538,820	3,045,627

Total assets of discontinued operations held for sale	$538,820	$3,045,627

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$134,123	$750,375
Accounts payable and accrued expense - related party	-	13,956
Convertible debt	-	82,305
Silent partnership	-	956,902
Intellectual property acquisition liability - related party	-	676,096
Lease liabilities	50,859	1,348,606
Total current liabilities held for sale	184,982	3,828,240

Total liabilities of discontinued operations held for sale	$184,982	$3,828,240

The assets and liabilities are expected to be settled during 2026.

The following is a summary of discontinued operations cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
	2026	2025
Cash Flows From Discontinued Operating Activities
Net loss	$(3,540,547)	$(4,033,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized foreign currency translation	683,433	-
Depreciation and amortization	10,119	327,863
Bad debt expense	-	14,512
Inventory write-down	67,050	34,559
Accretion expense	5,850	67,808
Gain on settlement of intellectual property acquisition liability - related party	(348,966)	-
Gain on settlement of Note payable - silent partnership	(111,940)	(3,380)
Gain on sale and disposal of assets	(436,801)	-
Non-cash lease expense	1,217,298	119,150
Changes in operating assets and liabilities:
Accounts and other receivable, net	(67,243)	(114,871)
Accounts receivable - related party	61,030	-
Inventories	147,466	(112,200)
Prepaid expenses and other assets	91,426	99,378
Accounts payable and accrued liabilities	(558,513)	(518,166)
Accounts payable and accrued expense - related party	-	(47,025)
Operating lease liabilities	(1,288,066)	(181,130)
Net cash (used in) operating activities	(4,068,404)	(4,346,784)

Cash Flows From Investing Activities
Proceeds from sales of intellectual properties	1,250,000	-
Payment for intangible asset - related party	(350,000)	(250,000)
Purchase of property and equipment	(658)	(1,216)
Other investing cash flows	-	3,174
Net cash provided by (used in) investing activities	899,342	(248,042)

Cash Flows From Financing Activities
Proceeds from inter-company loans	3,956,422	4,686,359
Repayments of convertible debt	(61,339)	-
Payments on silent partnerships	(803,940)	(54,580)
Net cash provided by financing activities	3,091,143	4,631,779

Effect of changes in exchange rates	(30,962)	(15,987)

Net increase (decrease) in cash	(108,881)	20,966
Cash at beginning of period	187,489	178,167
Cash at end of period	$78,608	$199,133

Sales of IP

On March 28, 2026 the Company closed the sale of the ColoAlert assets to UTR, which included the ColoAlert intellectual property, customer located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $648,966. Upon settlement of accounts payable, accounts receivable, and lease obligations, the Company recognized a $114,000 loss, reported in other expenses within discontinued operations.

On April 9, 2026, the Company entered into an asset purchase agreement (the “Agreement”) for the sale of its Next Gen IP to a third-party purchaser incorporated in Italy. Pursuant to the Agreement, the Company sold the Next Gen IP to the buyer for a payment of $1.25 million. The sale of the Next Gen IP closed on April 20, 2026. The agreement contains standard representations and warranties and indemnification provisions. As a result of the closing, the Company made contingent payments of approximately $713,000, consisting of $613,000 to vendors and former employees and $100,000 to UTR.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$210,936	$208,989
Prepaid marketing	1,000,000	-
Other prepaid expense	499,645	80,038
Prepaid stock-based payments	-	145,200
Security deposit	14,650	-
VAT receivable	184,264	32,516
Prepaid technology support	868,500	-
	$2,777,995	$466,743

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
BP United license	$5,470,400	$-
Pancreatic cancer intellectual property	1,113,424	1,113,424
Accumulated amortization	(45,587)	-
	$6,538,237	$1,113,424

During the six months ended June 30, 2026 and 2025, the Company recorded amortization expense from continuing operations of $45,587 and $0, respectively.

Licensed Technology

BP United

On May 12, 2026, as amended, the Company entered into a license agreement with BP United for an exclusive, sublicensable, perpetual, fully paid-up, worldwide license (unrestricted field of use) to BP United’s patents, trademarks, trade secrets, and know-how, together with a worldwide non-compete covenant from BP United. The licensed technology is applicable to multiple fields of use and applications, including, without limitation, drones, cyber technology, and other applications as the Company may determine. Consideration for the transaction was $1,000,000 cash and 20,000,000 restricted shares, vesting in four equal installments (September 30, 2026, March 31, 2027, June 30, 2027 and September 30, 2027).

The Company recognized Licensed Technology of $5,470,400, comprising $5,470,400 of stock payable within additional paid-in capital and prepaid technology expense of $1,000,000, related to twelve months of support by the licensor, recorded as the intellectual property acquisition liability. The Company used the grant-date price, net of discount for lack of marketability “DLOM” related to the issued shares being restricted (non-registered), of $0.2735/share for the 20,000,000 shares issued. As of June 30, 2026, the intellectual property acquisition liability remained outstanding at $1,000,000. The Company determined that the useful life of the license is 15 years.

Pancreatic Cancer Biomarker and Algorithm License Agreement

In March 2025, the Company entered into a license agreement with Liquid Biosciences (“Liquid”) to access and use a portfolio of novel mRNA biomarkers and related algorithms for the detection of pancreatic cancer through blood-based testing. Total consideration for the license is $1.2 million, payable in scheduled installments during 2025 and 2026. The Company recorded the acquired intellectual property as an indefinite-lived intangible asset.

The Company capitalized the license costs and recorded the license as an intangible asset, with a corresponding liability for amounts unpaid.

As of December 31, 2025, the impairment assessment did not indicate any impairment of an indefinite -lived intangible asset, and the Company concluded that the recoverability of an indefinite -lived intangible asset was not affected.

During the six months ended June 30, 2026, the Company paid $500,000 and an intellectual property acquisition liability was fully paid off.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$807,834	$60,663
Accrued expenses	93,070	55,822
Payroll liabilities	-	55,624
	$900,904	$172,109

Retirement and Pension Plans

The Company maintains a defined contribution plan in the United States under Section 401(k) of the Internal Revenue Code. The plan covers eligible employees, and participants may elect to make contributions subject to applicable limits. The Company does not make employer contributions to the plan. Accordingly, no expense was recognized for employer contributions for the three and six months ended June 30, 2026 and 2025.

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

Total pension and related expense for the six months ended June 30, 2026 and 2025 was approximately $0 and $0, respectively, and consists solely of statutory contributions to government plans.

NOTE 7– LOAN PAYABLE

In April 2026, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $21,761 per month for ten (10) months, beginning May 2026, with an interest rate of 8.50% per annum.

In November 2025, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $21,132 per month for ten (10) months, beginning December 2025, with an interest rate of 6.99% per annum. During the six months ended June 30, 2026, the Company paid the remaining balance and terminated the contract.

In November 2024, the Company entered into premium finance agreement to pay Director and Officer insurance. The loan repayment is $20,389 per month for ten (10) months, beginning December 2024, with an interest rate of 8.99% per annum. This was fully repaid during 2025.

The Company repaid $226,921 and $116,551, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company recorded loan payable of $168,670 and $183,706, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

Authorized shares

In February 2026, the Company’s authorized shares increased to 45,000,000 ordinary shares with a par value of €0.01 per share and 5,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 1,000,000 preferred shares.

On April 22, 2026, the Company’s authorized shares increased to 900,000,000 ordinary shares with a par value of €0.01 per share and 100,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 20,000,000 preferred shares

As of June 30, 2026, the Company’s authorized shares consists of 900,000,000 ordinary shares with a par value of €0.01 per share and 100,000,000 preferred shares with a par value of €0.01 per share.

Preferred shares

The Company designates the preferred shares with a par value of €0.01 each as follows:

●	20,000,000 of the Series A preferred shares, the authorization of the conversion of each Series A Preferred Share into nine (9) Ordinary Shares

●	20,000,000 of the series B preferred shares, the authorization of conversion of each Series B Preferred Share into nine (9) Ordinary Shares

●	20,000,000 of the Company’s Series C preferred shares, the authorization of the conversion of each Series C Preferred Share into nine (9) Ordinary Shares;

●	20,000,000 of the Company’s Series D preferred shares, the authorization of the conversion of each Series D Preferred Share into two-hundred and twenty-five (225) Ordinary Shares;

●	20,000,000 of the Company’s Series E preferred shares, the authorization of the conversion of each Series E Preferred Share into two-hundred and twenty-five (225) Ordinary Shares

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

Simultaneous to entering into the Purchase Agreement, the First Closing Shares were issued at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement also provides that Mr. Lazar will purchase and acquire the Second Closing Shares at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Final Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement. The Second Closing was completed on April 22, 2026.

In connection with the investment, the Board appointed Mr. Lazar a temporary non-executive director and the Chair of the Board for a term ending on the date of the Company’s first general meeting held after the date of the Purchase Agreement. In connection with the Investment, the Company entered into a Settlement Agreement and General and Mutual Releases (collectively, the “Settlement Agreements”) with two of the Company’s officers and three of the Company’s directors. The Settlement Agreements provide that upon the Final Closing, (i) the applicable director or officer shall generally release the Company from any claims, actions, or losses that such person may have against them and (ii) the Company shall similarly release such officer or director from any claims, action or losses that the Company may have against such person, provided that the Company remain obligated pursuant to maintain D&O insurance coverage, or a D&O tail policy, a that the Company make a payment to such person for any and all accrued and unpaid salary, Board approved bonus, twelve months healthcare continuation and such person’s contractual severance payment. The aggregate payments that the Company made in connection with the Settlement Agreements to officers and directors of the Company are approximately $1.9 million.

The Company evaluated the preferred shares under ASC 480 and ASC 815-40 and determined they meet permanent equity because they are not redeemable and do not embody an unconditional obligation to deliver cash or other assets. Further, the conversion features were determined to be indexed to its own stock and are to be classified in shareholders’ equity. In March 2026, Mr. Lazar advanced $3 million for the Second Closing, which was completed on April 22, 2026.

The following table summarizes the preferred share transactions, as disclosed on our Condensed Consolidated Statement of Changes in Shareholders’ Equity:

	Three months ended				Six months ended
	June 30,				June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Series A Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Balance at end of period	1,000,000	$11,868	-	$-	1,000,000	$11,868	-	$-

Series B Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Balance at end of period	1,000,000	$11,868	-	$-	1,000,000	$11,868	-	$-

Series C Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Balance at end of period	1,000,000	$11,868	-	$-	1,000,000	$11,868	-	$-

Series D Preferred Share
Balance at beginning of period	-	$-	-	$-	-	$-	-	$-
Sale of preferred shares	1,000,000	11,744	-	-	1,000,000	11,744	-	-
Balance at end of period	1,000,000	$11,744	-	$-	1,000,000	$11,744	-	$-

Series E Preferred Share
Balance at beginning of period	-	$-	-	$-	-	$-	-	$-
Sale of preferred shares	1,000,000	11,744	-	-	1,000,000	11,744	-	-
Balance at end of period	1,000,000	$11,744	-	$-	1,000,000	$11,744	-	$-

Total
Balance at beginning of period	3,000,000	$35,604	-	$-	-	$-	-	$-
Balance at end of period	5,000,000	$59,092	-	$-	5,000,000	$59,092	-	$-

Voting and Dividends

Holders of ordinary and preferred shares are entitled to dividends as declared from time to time and are entitled to one vote per share at general meetings of the Company. The Company has not declared any dividends as of June 30, 2026 and December 31, 2025.

Equity Distribution Agreement

On October 3, 2025, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (the “Sales Agent”), pursuant to which the Company may elect to sell, from time to time through the Sales Agent, the Company’s ordinary shares, having an aggregate offering amount of up to $10,000,000 (collectively, the “Offered Shares”). The Sales Agent of the program was entitled to commissions at a rate of 3.0% of the gross sales price per share of common share sold. On June 7, 2026 the Company terminated this agreement.

During the six months ended June 30, 2026, the Company issued ordinary shares and ordinary shares to be issued as follows:

●	1,735,194 ordinary shares for net proceeds of $2.1 million pursuant to Sales Agreement, net of commission and financing fees of approximately $65,000.

●	8,700,854 ordinary shares for the exercise of warrants for net proceeds of $15.2 million

●	2,591,714 ordinary shares to employees and consultants for compensation and service valued at $1.2 million. Of these shares 865,000 were issued to management and the board of directors, which are considered to be related parties.

●	2,121,386 ordinary shares for IPR&D expense, valued at $3,258,449

●	2,263,250 ordinary shares to be issued for service, valued at $2,263,250

●	20,000,000 ordinary shares to be issued for the BP United license, valued at $5,470,400

During the six months ended June 30, 2025, the Company issued ordinary shares as follows:

●	1,268,000 ordinary shares for exercise of pre-funded warrants.

●	129,500 ordinary shares for services, valued at $520,280.

●	375,000 ordinary shares issued with prefunded warrants and Class A and B warrants for net proceeds of $3.5 million

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

In 2025, the Company’s shareholders adopted the Company’s 2025 Omnibus Incentive Plan (“the 2025 Plan”). Under the 2025 Plan, the Company are authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2025 Plan, the aggregate number of shares that may be issued under all awards under the 2025 Plan will automatically increase on a quarterly basis on the first day of each quarter beginning on July 1, 2025 such that the aggregate number of Shares that may be issued under all awards under the Plan equals 15% (fifteen percent) of the total number of shares of ordinary shares outstanding on the last day of the immediately preceding fiscal quarter (or such lesser amount determined by the Board), assuming the conversion of any outstanding shares of preferred stock but excluding the conversion of any convertible securities, the exercise of any warrants or shares underlying any awards. In April 2026 the number of shares authorized under the 2025 Plan was increased to 10,000,000 shares.

During the three months ended June 30, 2026 and 2025, the Company recorded stock option expense (recapture of expense) of ($528,922) and $160,187, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded stock option expense (recapture of expense) of ($352,391) and $1,016,473, respectively, and unamortized expense of $289,156 as of June 30, 2026.

A summary of activity during the six months ended June 30, 2026, as follows:

	Stock options	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2025	449,480	$29.50	8.86
Grants	-	-	-
Forfeited	(86,229)	10.71	-
Cancelled	(19,382)	125.51	-
Expired	-	-	-
Balance as of June 30, 2026	343,869	$28.80	8.64

Exercisable as of June 30, 2026	323,527	$29.59	8.63
Expected to vest	20,342	$16.16	2.83

Warrants

A summary of activity regarding warrants excluding pre-funded warrants issued as follows:

	Warrant	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2025	8,805,020	$2.30	2.57
Grants	-	-	-
Exercised	(8,700,854)	1.75	-
Expired	-	-	-
Balance as of June 30, 2026	104,166	$48.00	2.38

NOTE 9 - RELATED PARTY TRANSACTIONS

Accounts payable

At June 30, 2026 and December 31, 2025, the Company recorded accounts payable – related party of $0 and $13,956, respectively.

During the period ended June 30, 2026 the Company issued 865,000 ordinary shares to management and the board of directors and recorded compensation expense of $692,000.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

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

NOTE 11 – OPERATING EXPENSES

For the three and six months ended June 30, 2026 and 2025, operating expenses consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Sales and marketing	2026	2025	2026	2025
Professional and consulting fees	$791,820	$73,151	$839,680	$162,016
Share-based Compensation – professional and consulting fees	553,750	-	553,750	-
Office expenses	7,800	-	15,600	-
Travel and entertainment	-	34	-	34
Marketing and advertising	105,100	784,662	331,343	1,856,372
	$1,458,470	$857,847	$1,740,373	$2,018,422

	Three months ended		Six months ended
	June 30,		June 30,
Research and development	2026	2025	2026	2025
Professional fees	$124,007	$95,785	$146,007	$184,523
Other expenses	(6,522)	5,493	(2,222)	5,503
Technology Expense	131,500	-	131,500	-
Amortization	45,587	-	45,587	-
	$294,572	$101,278	$320,872	$190,026
In-process research and development	4,258,449	-	4,258,449	-

On June 11, 2026, the Company entered into a license agreement with LightShift granting an exclusive, worldwide license to LightShift’s patent-protected quantum photonic array (“quantum antenna”) technology to develop, manufacture, and commercialize quantum antenna systems for UAV/drone platforms in defense and national-security applications. Consideration consists of $1,000,000 in cash, paid in installments, and 2,121,386 restricted shares. The agreement is subject to a performance condition requiring LightShift to deliver a demonstrable prototype by December 31, 2026 (extendable to March 31, 2027). LightShift has also agreed to a voting agreement supporting board-recommended proposals, and unvested shares (and, in the event of breach, vested shares) are subject to forfeiture or low-cost repurchase by the Company. As the license has a single use “field of use”, the license lacks alternative future use and should be expensed as IPR&D.

The Company recognized IPR&D expense of $4,258,449, comprising a $1,000,000 intellectual property acquisition liability and $3,258,449 representing 2,121,386 ordinary shares issued. The Company used the grant-date price, net of DLOM related to the non-registered status of shares issued, of $1.536/share to value the ordinary shares. During the six months ended June 30, 2026, the Company paid $250,000. As of June 30, 2026, the intellectual property acquisition liability remained outstanding at $750,000.

	Three months ended		Six months ended
	June 30,		June 30,
General and administrative	2026	2025	2026	2025
Salaries and benefits	$1,287,549	$202,535	$1,907,947	$375,666
Share-based compensation – salary and benefits	(240,363)	-	736,168	-
Professional and consulting fees	539,073	183,554	966,127	506,761
Stock-based compensation – professional and consulting fees	1,860,500	-	1,860,500	-
Office expenses	174,342	55,614	248,878	117,311
Insurance	213,598	59,053	265,777	118,106
Travel and entertainment	42,743	10,007	46,885	32,835
	$3,877,442	$670,950	$6,032,282	$2,167,152

NOTE 12 - SEGMENT

Segment reporting

The Company applies the provisions of ASC 280, Segment Reporting. Operating segments are comprised of the components of an entity for which separate information is available to the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources and evaluate performance. During the period ending June 30, 2026, the Company consists of two reporting segments: genetic diagnostic testing and Quantum Drones.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the Diagnostic segment and Quantum Drones segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the genetic diagnostic testing segment based on the Company’s net loss as reported on the statements of comprehensive loss as consolidated net loss and operating expense summary (Note 11). The Company’s segment assets are reported on the balance sheet as its total consolidated assets.

The following performance measures were used by the CODM:

	Quantum Drones		Genetic Diagnostic		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Operating expenses:
Sales and marketing	$-	$-	$1,458,470	$857,847	$1,458,470	$857,847
Research and development	4,365,232	-	187,789	101,278	4,553,021	101,278
General and administrative	131,455	-	3,745,987	670,950	3,877,442	670,950
Total operating expenses	4,496,687	-	5,392,246	1,630,075	9,888,933	1,630,075
Other expense	-	-	183,387	51,910	183,387	51,910
Loss from discontinued operations	-	-	944,160	1,797,848	944,160	1,797,848
Net loss	$(4,496,687)	$-	$(6,519,793)	$(3,479,833)	$(11,016,480)	$(3,479,833)

	Quantum Drones		Genetic Diagnostic		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Operating expenses:
Sales and marketing	$-	$-	$1,740,373	$2,018,422	$1,740,373	$2,018,422
Research and development	4,365,232	-	214,089	190,026	4,579,321	190,026
General and administrative	131,455	-	5,900,827	2,167,152	6,032,282	2,167,152
Total operating expenses	4,496,687	-	7,855,289	4,375,600	12,351,976	4,375,600
Other expense	-	-	205,939	73,842	205,939	73,842
Loss from discontinued operations	-	-	3,540,547	4,033,282	3,540,547	4,033,282
Net loss	$(4,496,687)	$-	$(11,601,775)	$(8,482,724)	$(16,098,462)	$(8,482,724)

	Quantum Drones		Genetic Diagnostic		Corporate		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Balance Sheet	2026	2025	2026	2025	2026	2025	2026	2025
Total Assets	$5,626,612	$-	$4,365,239	$4,625,795	$13,376,044	$701,602	$23,367,895	$5,327,396

NOTE 13 – SUBSEQUENT EVENTS

Effective as of July 1, 2026, the Board of the Company appointed Louis Buffalino to serve as an independent director until the annual general meeting of the Company to be held in 2027 or until Mr. Buffalino’s successor is duly elected and qualified, or his earlier death, resignation or removal. Mr. Buffalino has also been appointed to each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. Mr. Buffalino will receive the Company’s standard compensation for non-employee directors, which is described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 1, 2026.

Effective as of July 6, 2026, the Board of Directors (the “Board”) of Quantum Cyber N.V.(the “Company”) approved, and Quantum Drones Corporation (“Quantum Drones”), a wholly owned subsidiary of the Company, entered into, an executive employment agreement with Peter O’Rourke (the “Employment Agreement”), effective as of July 1, 2026, pursuant to which Mr. O’Rourke shall serve as the President of Quantum Drones. The Employment Agreement provides for an initial term of twelve months commencing on the Effective Date, followed by six automatic renewal periods unless either party provides at least 21 days prior written notice of non-renewal pursuant to the terms of the Employment Agreement.

On July 15, 2026, Quantum Drones Corporation (“Quantum Drones”), a wholly-owned subsidiary of Quantum Cyber N.V., closed both an Asset Purchase Agreement (the “APA”) and a Purchase and Sale Agreement (the “PSA”) with Arcade Technology LLC and Arcade Realty LLC, Connecticut limited liability companies (“Arcade Technology”). Pursuant to the APA, Quantum Drones purchased from Arcade Technology substantially all the assets of Arcade Technology used in Arcade Technology’s business of providing precision metal stamping services as well as tool design and manufacturing services under the trade name Arcade Metal Stamping (the “Business”), including the trade name “Arcade Metal Stamping,” inventory, furniture, equipment, intellectual property, customer contracts and lists, permits and licenses, phone numbers and email lists, assigned contracts, and goodwill (collectively, the “Acquired Assets”), excluding cash, accounts receivable, and all liabilities (the “Arcade Technology Acquisition”). Pursuant to the PSA the Company also acquired the plant and land on which the Arcade business is located. The Company’s intention is to build out the manufacturing capabilities at the plant for its Quantum Drones platform.

The closing consideration paid by Quantum Drones for the APA and PSA assets was $4,113,156.

On August 5, 2026 the holder of Series A, Series B, Series C and Series D preferred stock converted one million preferred shares each of the Series A, Series B, and Series C preferred stock and 124,700 shares of Series D preferred stock. As a result of the conversions, the Series A, Series B and Series C no longer have any shares outstanding. The four conversions resulted in the issuance of 55,057,500 ordinary shares. After the conversion there are 875,300 shares of Series D and 1,000,000 shares of Series E preferred shares outstanding.

During the period from July 1, 2026 to August 13, 2026 the Company issued the following shares and options:

●	The Company issued 2,174,834 restricted shares as partial payment of the 20,000,000 share obligation for the BP United license.

●	The Company issued 543,709 restricted shares to an advisor as partial payment of a 5,000,000 share obligation for advisory services related to the BP United license.

●	The Company issued 1,250,000 restricted shares to an advisor for services related to marketing services.

●	The Board granted 1,595,581 stock options and 112,859 restricted shares from the 2025 Omnibus Stock Plan to the Board of Directors and management. The stock options were granted at a strike price of $1.14 and $1.37, with eighteen-month vesting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You may read the “Forward-Looking Statements” section in this quarterly report and the sections entitled “Risk Factors” in other documents that we have filed with the U.S. Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to our financial results for the three and six months ended June 30, 2026 and 2025. For purposes of this following discussion the terms “we”, ’our” or “us” or “the Company” and similar references refers to Quantum Cyber N.V. (f/k/a Mainz Biomed N.V.) and its affiliates.

Organization and Overview of Operations

We are a technology company focused on developing intelligent, scalable platforms that integrate artificial intelligence (“AI”) and quantum computing to power next-generation control systems for unmanned vehicles, aerial vehicles and underwater vehicles, such as drones, self-driving cars and robotic fleets.

Our platforms are designed to address the fundamental limitations of classical computing approaches to autonomous vehicle control, specifically the inability to solve high-dimensional, multi-objective optimization problems in real time. By pairing AI-driven adaptive perception and decision-making with quantum computing’s capacity to explore vast solution spaces simultaneously, we believe that our systems enable capabilities that are not achievable through conventional approaches alone. We anticipate investing in research and development to power ultimate commercialization of our drone technology.

Our core mission is to accelerate the convergence of AI and quantum technologies to deliver safer, more capable, and more efficient autonomous systems for defense, commercial logistics, disaster response, and critical infrastructure operations. We believe this convergence represents a significant technological frontier of the coming decade.

Historically we had focused on developing and selling in-vitro diagnostic tests for the early detection of cancer. During 2025 and early 2026, our legacy ColoAlert product was marketed and sold in European markets. Since 2020, we have also been developing both a blood and stool test for the early detection of pancreatic cancer. From 2022 to February 2026, we were developing our next generation colorectal cancer screening product, with the intention to launch these products in the future in the United States and in Europe.

In February 2026, the Company’s Board of Directors made the decision to close our colorectal cancer line of business to focus on the pancreatic screening line of business.

On February 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mr. David Lazar that provides for the sale in a private placement of 1,000,000 each of Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, Series D Preferred Shares and Series E Preferred Shares in two closings, with the second closing completed on April 22, 2026.

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

Recent Developments

Name and Ticker Symbol Change

In April 2026, the Company changed its name, from Mainz Biomed N.V., to Quantum Cyber N.V. In conjunction with the name change, the Company changed its NASDAQ ticker symbol to “QUCY”.

Business Strategy Expansion

The Company intends to expand its focus to developing intelligent, scalable platforms that integrate artificial intelligence (“AI”) and quantum computing to power next-generation control systems for unmanned vehicles, aerial vehicles and underwater vehicles, such as drones, self-driving cars and robotic fleets. The Company’s aims to accelerate the convergence of AI and quantum technologies to deliver safer, more capable, and more efficient autonomous systems for defense, commercial logistics, disaster response, and critical infrastructure operations.

Colorectal Cancer Screening Divestiture

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

The transaction represents a strategic shift that has a major effect on the Company’s operations and financial results. Effective January 1, 2025, the colorectal cancer screening business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.

Results of Continuing Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented, from our continuing operations:

	Three months ended
	June 30,			%
	2026	2025	Change	Change
Revenue	$-	$-	$-	-
Sales and marketing	$1,458,470	$857,847	$600,623	70%
Research and development	$4,553,021	$101,278	$4,451,743	4,396%
General and administrative	$3,877,442	$670,950	$3,206,492	478%
Total operating expenses	$9,888,933	$1,630,075	$8,258,858	507%
Loss from operations	$(9,888,933)	$(1,630,075)	$(8,258,858)	(507)%
Other expense	$183,387	$51,910	$131,477	253%
Loss from continuing operations	$(10,072,320)	$(1,681,985)	$(8,390,335)	(499)%
Loss from discontinued operations	$(944,160)	$(1,797,848)	$853,688	47%
Net loss	$(11,016,480)	$(3,479,833)	$(7,536,647)	(217)%
Total comprehensive loss	$(11,047,163)	$(3,619,959)	$(7,427,204)	(205)%
Basic and dilutive loss per ordinary share	$(0.62)	$(0.80)	$0.18	23%
Weighted average number of ordinary shares outstanding	17,851,499	4,369,699

Revenue

The Company did not report any revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $4,553,021 compared to $101,278 for the three months ended June 30, 2025, an increase of $4,451,743. This increase was the result of $4,258,449 recorded as in-process R&D related to the acquisition of technology for quantum antenna from Project LightShift in June 2026.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2026, were $1,458,470 compared to $857,847 for the three months ended June 30, 2025, an increase of $600,623. This increase was related to an increase in our marketing, advertising and brand awareness expenses in support of the launch of our quantum drones business.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $3,877,442 compared to $670,950 for the three months ended June 30, 2025, an increase of $3,206,492. The increased expenses were primarily the result of stock based compensation of $1.5 million and compensation charges of $1.4 million, both related to the recruitment of the management team and staffing for our quantum drones business.

Other Expense

Other expense, net for the three months ended June 30, 2026 was $183,387 compared to $51,910 for the three months ended June 30, 2025, resulting in increased other expenses of $131,477. This increase was primarily the result of decreased interest expense offset by increased other expense for the three months ended June 30, 2026 compared to the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented, from our continuing operations:

	Six months ended
	June 30,
	2026	2025	Change	% Change
Revenue	$-	$-	$-	-
Sales and marketing	$1,740,373	$2,018,422	$(278,049)	(14)%
Research and development	$4,579,321	$190,026	$4,389,295	2,310%
General and administrative	$6,032,282	$2,167,152	$3,865,130	178%
Total operating expenses	$12,351,976	$4,375,600	$7,976,376	182%
Loss from operations	$(12,351,976)	$(4,375,600)	$(7,976,376)	(182)%
Other expense	$(205,939)	$(73,842)	$(132,097)	(179)%
Loss from continuing operations	$(12,557,915)	$(4,449,442)	$(8,108,473)	(182)%
Loss from discontinued operations	$(3,540,547)	$(4,033,282)	$492,735	12%
Net loss	$(16,098,462)	$(8,482,724)	$(7,615,738)	(90)%
Total comprehensive loss	$(16,164,241)	$(8,459,001)	$(7,705,240)	(91)%
Basic and dilutive loss per ordinary share	$(1.08)	$(2.17)	$1.09	50%
Weighted average number of ordinary shares outstanding	14,842,125	3,902,910

Revenue

The Company did not report any revenues for the six months ended June 30, 2026 and the six months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $4,579,321 compared to $190,026 for the six months ended June 30, 2025, an increase of $4,389,295. This increase was the result of $4,258,449 recorded as in-process R&D related to the acquisition of technology for quantum antenna from Project LightShift in June 2026.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2026, were $1,740,373 compared to $2,018,422 for the six months ended June 30, 2025, a decrease of $278,049. This decrease was related to a decrease in our marketing and advertising expenses in line with our decision to exit our colorectal cancer business.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $6,032,282 compared to $2,167,152 for the six months ended June 30, 2025, an increase of $3,865,130. The increased expenses were primarily the result of stock based compensation of $1.6 million and compensation charges of $2.0 million, both related to the recruitment of the management team and staffing for our Quantum Drones business.

Other Expense

Other expense, net for the six months ended June 30, 2026 was $205,939 compared to $73,842 for the six months ended June 30, 2025, resulting in increased other expenses (net) of $132,097. This increase was primarily the result of decreased interest expense offset by increased other expense for the six months ended June 30, 2026 compared to the same period in 2025.

Results of Discontinued Operations

Comparison of the Six Months Ended June 30, 2026 and 2025

	2026	2025
Revenue	$184,670	$286,717
Cost of revenue	63,951	97,128
Gross profit	120,719	189,589
Operating expenses:
Sales and marketing	405,791	330,583
Research and development	1,704,714	2,865,062
General and administrative	1,398,512	872,908
Total operating expenses	3,509,017	4,068,553
Loss from discontinued operations	(3,388,298)	(3,878,964)
Other income (expense)	(152,249)	(154,318)
Loss from discontinued operation	$(3,540,547)	$(4,033,282)

Total Revenue

Total revenue for the six months ended June 30, 2026 was $184,670 as compared to $286,717 for the six months ended June 30, 2025, a decrease of $102,047. This decrease was attributable to our decision to exit our colorectal cancer screening business in February 2026.

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2026 was $63,951 as compared to $97,128 for the six months ended June 30, 2025, a decrease of $33,177. This decrease was attributable to our decision to exit our colorectal cancer screening business in February 2026. As a result, gross profit decreased by $68,870.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $1,704,714 compared to $2,802,258 for the six months ended June 30, 2025, a decrease of $1,097,544. This decrease was driven by a reduction of costs resulting from the wind down of the eAArly Detect 2 clinical study.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2026, were $405,791 compared to $330,583 for the six months ended June 30, 2025, an increase of $75,208. This increase was related to severance related to the termination of our colorectal cancer screening sales and marketing team.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $1,398,512 compared to $872,908 for the six months ended June 30, 2025, an increase of $525,604. The increased expenses were primarily the result of severance payments for administration and accounting personnel.

Other Expense

Other expense, net for the six months ended June 30, 2026 was $152,249 compared to $154,318 for the six months ended June 30, 2025, resulting in decreased other expense (net) of $2,069. This decreased other expense was primarily the result of the gain on sale of the NextGen colorectal cancer assets, net of contractual payments and a $683,433 realization of the foreign currency translation adjustment resulting from the wind up of our German subsidiary.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and funding operations. We fund our liquidity requirements primarily through cash on hand, and, debt and equity financing. As of June 30, 2026, we had $13,454,652 of cash and cash equivalents, compared to $889,091 as of December 31, 2025.

	June 30, 2026	December 31, 2025
Cash	$13,454,652	$889,091

Cash - continuing operations	$13,376,044	$701,602
Cash - discontinued operations	$78,608	$187,489

Lazar Transactions

On February 13, 2026, we entered into a Purchase Agreement with David E. Lazar that provides for the sale in a private placement of:

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

Simultaneous to entering into the Purchase Agreement on February 13, 2026, Mr. Lazar purchased the First Closing Shares at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement provided that Mr. Lazar will purchase and acquire the Second Closing Shares at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Second Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement. In March 2026, Mr. Lazar prepaid the $3 million for the Second Closing, with the Second Closing consummating on April 22, 2026, following the receipt of requisite shareholder approval. Pursuant to the Purchase Agreement, the net proceeds of the Investment will be used for our operations, including for general corporate and working capital purposes, for expenses related to the Investment and to satisfy certain agreed upon obligations.

We do not disclose cash flow from discontinued operations separately in the statement of cash flows and disclose cash flow from discontinued operations in the footnotes to the financial statements. The following table summarizes our cash flows from continuing operations, for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,			%
	2026	2025	Change	Change
Cash used in operating activities	$(5,828,696)	$(2,277,445)	$(3,551,251)	(156)%
Cash provided by (used in) investing activities	$(636,799)	$(200,000)	$(436,799)	(218)%
Cash provided by (used in) financing activities	$19,139,937	$(1,868,153)	$21,008,090	1,125%
Net change in cash during period	$12,674,443	$(4,345,566)	$17,020,009	392%

Cash Flow from Operating Activities

For the six months ended June 30, 2026, cash flows used in operating activities was $5,828,696 compared to $2,277,445 used during the six months ended June 30, 2025. The increase in cash flows used in operating activities of $3,551,251 was primarily the result of increased losses resulting from the investment in operating expenses and working capital to fund the ramp-up of our Quantum Drones business.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash flows used in investing activities was $636,799 in investing activities compared to $200,000 used during the six months ended June 30, 2025. The increase in cash flows from investing activities of $436,799 was primarily the result of increased capital expenditures to fund the ramp up of our Quantum Drones business.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we had cash flow provided by financing activities of $19,139,937 compared to cash flow used in financing activities of $1,868,153 for the six months ended June 30, 2025, an increase of $21,008,090. This increase was primarily the result of the Company’s sale of preferred stock for $6 million and $15.2 million from the exercise of warrants.

The following table summarizes our cash flows from discontinued operations:

	Six months ended
	June 30,			%
	2026	2025	Change	Change
Cash used in operating activities	$(4,068,404)	$(4,346,784)	$278,380	6%
Cash provided by (used in) investing activities	$899,342	$(248,042)	$1,147,384	463%
Cash provided by financing activities	$3,091,143	$4,631,779	$(1,540,636)	(33)%
Net change in cash during period	$(108,881)	$20,966	$(129,847)	(619)%

Cash Flow from Operating Activities

For the six months ended June 30, 2026, cash flows used in operating activities was $4,068,404 compared to $4,346,784 used during the six months ended June 30, 2025. The improvement in cash flows used in operating activities is attributable to a reduction of costs resulting from the wind down of the eAArly Detect 2 clinical study.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, generated net cash flow of $899,342 from investing activities compared to $248,042 used during the six months ended June 30, 2025. The improvement in cash flows from investing activities was the result of the sale of our NextGen colorectal cancer screening assets in April 2026.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we had cash flow provided by financing activities of $3,091,143 compared to cash flow provided by financing activities of $4,631,779 for the six months ended June 30, 2025, a decrease of $1,540,636. This decrease was primarily the result of the decreased need for intercompany financing to fund operating losses, in line with the Company’s decision to wind down its German subsidiary.

Working Capital Discussion

We had recurring losses, an accumulated deficit totaling $121.0 million and negative cash flows used in operating activities of $9.9 million as of and for the six months ended June 30, 2026. We also had $13.4 million of cash on hand on June 30, 2026, and working capital of $13.7 million.

Historically, the Company has relied upon funds from its stockholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.

We plan to fund our cash flow and working capital needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. During the first half of 2026, the Company completed a $6 million preferred stock offering and received proceeds from the exercise of outstanding stock warrants of $15.2 million.

The Company believes that its currently available cash on hand, together with additional financing described above, will be sufficient to meet its planned expenditures and obligations for at least the one-year period following the issuance of its consolidated financial statements.

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

For a discussion of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). There have been no material changes to our critical accounting estimates as described in that Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, due to a material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

We have not designed written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors, including review of financial reporting. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems.

Historically, these control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2026.

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

Item 1A. Risk Factors

Although we are a smaller reporting company and are not required to provide this information, the following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and in the risk factor disclosure included in our Current Report on Form 8-K filed on May 26, 2026.

We may not successfully execute our strategic transition into AI-enabled autonomous systems, drone technologies, and quantum-related applications.

Our current business strategy involving AI-enabled autonomous systems, drone technologies, cybersecurity applications, quantum optimization technologies, and defense-related operational systems is relatively new and evolving. We have entered into license arrangements and acquisition transactions intended to support our new strategy, including arrangements relating to drone products, manufacturing capabilities, and quantum antenna systems. Our ability to execute this strategy will depend on our ability to develop, integrate, manufacture, commercialize, and sell products and services in markets in which we have limited operating history. We may encounter technological, operational, regulatory, competitive, manufacturing, financing, or integration challenges that delay or prevent commercialization, increase our costs, divert management attention, or prevent us from achieving expected revenue or strategic benefits. If we are unable to execute our strategic transition successfully, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business depends on rights obtained from third-party license arrangements, and those arrangements may not produce commercially viable products or may limit our flexibility.

We have entered into license arrangements with third parties, including BP United and Project LightShift, to support our development and commercialization plans. The value of these arrangements depends on, among other things, the validity, enforceability, scope, technical performance, development status, commercial readiness, and market acceptance of the licensed technology. Certain licensed technologies remain subject to development milestones, reporting obligations, field-of-use limitations, funding conditions, sublicensing restrictions, exclusivity conditions, termination provisions, and change-of-control or assignment restrictions. If the licensed technologies do not perform as expected, if required prototypes or development milestones are delayed or not achieved, if exclusivity is lost or narrowed, if we cannot obtain required consents for sublicensing or strategic transactions, or if disputes arise under the license arrangements, our ability to commercialize products, enter into strategic relationships, or complete future transactions could be impaired. Any such impairment could materially adversely affect our business, financial condition, results of operations, and prospects.

We may be unable to establish, scale, or integrate manufacturing capabilities needed to support our new business strategy.

Our amended arrangement with BP United contemplates that we will undertake manufacturing of licensed products ourselves, with BP United providing technical assistance and consulting services related to the manufacturing process. We also pursued the acquisition of manufacturing-related assets and a related property to support our drone products and manufacturing plans. Manufacturing operations can involve substantial risks, including delays in ramp-up, difficulty sourcing components or qualified personnel, quality control issues, equipment or facility limitations, integration challenges, supplier disruptions, cost overruns, and failure to satisfy customer or regulatory requirements. If we are unable to establish, scale, or integrate manufacturing capabilities on a timely and cost-effective basis, our commercialization plans could be delayed or impaired, and our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our recent strategic transactions require significant cash expenditures and share issuances, and we may need additional capital to execute our business plan.

Our license, advisory, acquisition, manufacturing, and commercialization activities require significant cash expenditures, share issuances, and other consideration. We also expect that substantial additional capital may be required to fund research and development, technology acquisitions, commercialization efforts, manufacturing scale-up, hiring, regulatory compliance, and general corporate operations. Future equity issuances, including shares issued as transaction consideration, may dilute existing shareholders and create market overhang, while debt financing could impose restrictive covenants, repayment obligations, or other limitations on our business. If additional capital is not available on acceptable terms or at all, we may be required to delay, reduce, or abandon development, commercialization, manufacturing, acquisition, or strategic initiatives, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Contractual restrictions, governance arrangements, and third-party consent rights may limit our strategic flexibility.

Our agreements may contain restrictions, consent rights, voting arrangements, or other provisions that affect our ability to operate, commercialize technology, sublicense rights, assign agreements, complete strategic transactions, or respond to changes in our business or market conditions. In addition, certain share issuances may be subject to voting arrangements that increase the voting support available to proposals recommended by our Board of Directors and reduce the relative influence of other shareholders over those proposals. If these restrictions, consent rights, or governance arrangements limit our flexibility, delay transactions, complicate financings or strategic alternatives, or affect the outcome of shareholder votes, our business, corporate governance, financial condition, results of operations, and prospects could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Annual Meeting Results

On June 29, 2026, the Company held an annual general meeting of shareholders (the “AGM”).

A total of 13,244,033 of the Company’s ordinary shares, nominal value €0.01 per share (“Ordinary Shares”) and Preferred Shares (as defined below), were present in person or represented by proxy at the AGM. As of the close of business on June 1, 2026, the record date for the AGM, there were (i) 22,767,254 Ordinary Shares, (ii) 1,000,000 Series A Preferred Shares, nominal value €0.01 per share (the “Series A Preferred Shares”), (iii) 1,000,000 Series B Preferred Shares, nominal value €0.01 per share (the “Series B Preferred Shares”), (iv) 1,000,000 Series C Preferred Shares, nominal value €0.01 per share (the “Series C Preferred Shares”), (v) 1,000,000 Series D Preferred Shares, nominal value €0.01 per share (the “Series D Preferred Shares”) and (vi) 1,000,000 Series E Preferred Shares, nominal value €0.01 per share (the “Series E Preferred Shares” and together with the Series A Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares, and the Series D Preferred Shares, the “Preferred Shares”) issued and outstanding, with each share entitled to one vote. The matters described below were submitted to a vote of the holders of the Ordinary Shares at the AGM. Each proposal is described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 1, 2026 (the “Proxy Statement”). All proposals were approved by the Company’s shareholders at the AGM.

(1)	To ratify the selection by the board of directors of the Company (the “Board”) and the Audit Committee thereof of Kreston Lentink Audit B.V. (“Kreston Lentink”) to serve as our Dutch independent registered public accounting firm for the fiscal year ending December 31, 2026:

For	Against	Abstain	Broker Non-Votes
12,696,563	368,222	179,248	nil

(2)	To adopt the statutory annual accounts for the fiscal year ended December 31, 2025:

For	Against	Abstain	Broker Non-Votes
6,255,025	45,724	58,811	6,884,473

(3)	To discharge from liability the directors for their management and supervision during the fiscal year ended December 31, 2025:

For	Against	Abstain	Broker Non-Votes
6,185,697	141,402	32,461	6,884,473

(4)	To extend the authorization of the Board to resolve to issue shares and to grant rights to subscribe for shares:

For	Against	Abstain	Broker Non-Votes
5,981,752	350,705	27,103	6,884,473

(5)	To extend the authorization of the Board to limit or exclude pre-emption rights in respect of Ordinary Shares:

For	Against	Abstain	Broker Non-Votes
5,970,039	363,244	26,277	6,884,473

(6)	To extend the authorization of the Board to acquire Ordinary Shares or depositary receipts thereof:

For	Against	Abstain	Broker Non-Votes
5,974,960	359,377	25,223	6,884,473

(7)	To extend the authorization of the Board to acquire preferred shares or depositary receipts thereof:

For	Against	Abstain	Broker Non-Votes
5,969,501	363,598	26,461	6,884,473

(8)	To approve the resolutions of the Board:

For	Against	Abstain	Broker Non-Votes
6,204,537	135,211	19,812	6,884,473

(9)	To amend the Articles of Association and to authorize the Deed of Amendment of Articles of Association:

For	Against	Abstain	Broker Non-Votes
6,252,673	82,186	24,701	6,884,473

(10)	To appoint Peter O’Rourke to serve as a non-executive director of the Board of Directors of the Company for a term ending at the close of the annual general meeting of the Company to be held in 2027:

For	Against	Abstain	Broker Non-Votes
6,266,732	80,316	12,512	6,884,473

(11)	To approve amendments to the Company’s Remuneration Policy:

For	Against	Abstain	Broker Non-Votes
5,987,057	346,254	26,249	6,884,473

For more information about the foregoing proposals, see the Proxy Statement, the relevant portions of which are incorporated herein by reference.

The results reported above are final voting results. No other matters were considered or voted upon at the AGM.

Board of Directors Resignation

On August 11, 2026, Robert Liscouski, a director of the Company, notified the Company of his resignation as a member of the Company’s Board of Directors (the “Board”) and all committees of the Board thereto, effective as of the same date. Mr. Liscouski’s resignation from the Board was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Rule 10b5-1 Trading Arrangements

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Unofficial Translation of Deed of Amendment, dated April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2026).
10.1	Amendment No. 1 to Equity Distribution Agreement, by and among Quantum Cyber N.V. and Maxim Group LLC, dated May 4, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2026).
10.2	Consulting Agreement, by and between William Caragol and Quantum Cyber N.V., dated May 4, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2026).
10.3#	Advisory Agreement, dated as of May 12, 2026, by and between Quantum Cyber N.V. and Alexander Gurevich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2026).
10.4+	Intellectual Property License Agreement, dated as of May 12, 2026, by and between BP United, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2026).
10.5	Amendment No. 1 to Intellectual Property License Agreement, dated June 1, 2026, by and between Quantum Cyber N.V. and BP United, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2026).
10.6+	Intellectual Property License Agreement, dated as of June 11, 2026, by and between Quantum Cyber N.V. and Project LightShift (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
10.7	Form of Voting Agreement, dated as of June 11, 2026, by and between Quantum Cyber N.V. and Project LightShift (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
10.8	Asset Purchase Agreement, dated June 26, 2026, by and between Quantum Drones Corporation and Arcade Technology LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.9+	Purchase and Sale Agreement, dated June 26, 2026, by and between Arcade Realty LLC and Quantum Drones Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.10	Amendment No. 2 to Intellectual Property License Agreement, dated as of July 1, 2026, by and between Quantum Cyber N.V. and BP United, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.11#	Employment Agreement, dated July 6, 2026, by and between Quantum Drones Corporation and Peter O’Rourke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

+	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Cyber N.V.

Date: August 14, 2026	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer

Date: August 14, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer