Form 10-Q
period 2026-09-30
Quantum Cyber N.V.
filed 2026-11-12
CIK 1874252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41010

Quantum Cyber N.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connecticut Ave., Suite 400, Norwalk, CT 06854

(Address of principal executive offices)

+1 (203) 851-1599

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Ordinary Shares, nominal value €0.01 per share	QUCY	Nasdaq Capital Market

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

As of November 12, 2026, 87,241,735 ordinary shares, par value €0.01 per share, were issued and outstanding.

QUANTUM CYBER N.V.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions for forward-looking statements contained in those sections. All statements other than statements of historical fact are forward-looking statements, including statements regarding our strategy and future operations; the development, manufacture and commercialization of our drone, autonomous systems and quantum antenna technologies; the timing of the commencement of drone manufacturing at our Bridgeport, Connecticut facility; the continued operation of our metal stamping business; our pancreatic cancer screening program; our future revenues, expenses and capital requirements; our ability to continue as a going concern; and our plans to obtain additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations and assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. These factors include, among others:

●	our ability to continue as a going concern and to obtain additional financing on acceptable terms, or at all, including through sales under our at-the-market offering with Titan Partners Securities LLC;

●	further delays in completing the build-out of our Bridgeport facility and commencing the manufacture of drones, and our ability to manufacture drones at commercial scale, on schedule and within budget;

●	the fact that we have not received any purchase orders for drones, and uncertainty as to whether our drone products will achieve market acceptance;

●	our dependence on our license agreements with BP United and Project LightShift, including the delivery by Project LightShift of a demonstrable prototype of its quantum antenna technology, and the risk that the licensed technologies may not perform as expected;

●	our limited operating history in autonomous systems, drone and quantum technologies, and the unproven nature of those technologies;

●	our ability to operate the metal stamping business we acquired from Arcade Technology LLC and retain its customers, including our reliance on a limited number of customers for a significant portion of our revenue and our exposure to the cost and availability of steel and other raw materials;

●	our ability to attract and retain key management and technical personnel;

●	laws and regulations applicable to unmanned aircraft systems, defense procurement and export controls, and our ability to obtain any required certifications, approvals or clearances;

●	competition from companies with greater financial, technical and other resources;

●	our ability to advance our pancreatic cancer screening program;

●	costs and liabilities associated with the wind-down of our former German subsidiary and our discontinued colorectal cancer screening business;

●	the material weakness in our internal control over financial reporting and our ability to remediate it;

●	dilution to our shareholders from the conversion of our outstanding Series D and Series E preferred shares, the issuance of shares under our license and advisory arrangements and future equity financings, and the concentration of voting power among certain of our shareholders;

●	our ability to maintain the listing of our ordinary shares on The Nasdaq Capital Market; and

●	the other risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

Forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. The forward-looking statements in this Quarterly Report speak only as of the date of this report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$4,860,697	$701,602
Marketable securities	132,003	-
Accounts receivable, net	643,386	-
Inventories	929,606	-
Prepaid expenses and other current assets	1,794,448	466,743
Assets of discontinued operations, held for sale	292,448	3,045,627
Total current assets	8,652,588	4,213,972

Property, plant and equipment, net	2,782,050	-
Intangible assets, net	6,447,064	1,113,424
Operating lease right-of-use asset	349,583	-
Goodwill	534,000	-
Total assets	$18,765,285	$5,327,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,422,870	$369,771
Intellectual property acquisition liability	750,000	487,785
Operating lease liabilities, current portion	55,960	-
Liabilities of discontinued operations, held for sale	89,737	3,828,240
Total current liabilities	2,318,567	4,685,796

Operating lease liabilities, net of current portion	294,982	-
Total liabilities	2,613,549	4,685,796

Shareholders’ equity
Preferred shares, par value of € 0.01, 100,000,000 shares authorized
Series D Preferred shares, par value of € 0.01, 20,000,000 shares designated, 875,300 and 0 shares issued and outstanding, respectively	10,280	-
Series E Preferred shares, par value of € 0.01, 20,000,000 shares designated, 1,000,000 and 0 shares issued and outstanding, respectively	11,744	-
Ordinary shares, par value of € 0.01, 900,000,000 shares authorized, 87,219,235 and 9,780,142 shares issued and outstanding, respectively	1,004,145	107,820
Additional paid-in capital	141,507,845	106,053,809
Accumulated deficit	(126,382,278)	(104,902,375)
Accumulated other comprehensive loss	-	(617,654)
Total shareholders’ equity	16,151,736	641,600

Total liabilities and shareholders’ equity	$18,765,285	$5,327,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$966,833	$-	$966,833	$-
Cost of revenue	873,243	-	873,243	-
Gross profit	93,590	-	93,590	-

Operating expenses:
Sales and marketing	771,150	434,827	2,511,523	2,453,249
Research and development	1,255,029	39,318	1,575,901	229,344
In-process research and development	-	-	4,258,449	-
General and administrative	2,929,422	692,590	9,160,832	2,859,742
Total operating expenses	4,955,601	1,166,735	17,506,705	5,542,335

Loss from operations	(4,862,011)	(1,166,735)	(17,413,115)	(5,542,335)

Other income (expense)
Other income	197,744	5,830	232,189	25,707
Change in fair value of convertible debt	-	-	-	21,000
Interest expense	(3,146)	(42,880)	(25,529)	(133,817)
Other expense	(252,756)	(4,249)	(271,629)	(28,031)
Total other expense, net	(58,158)	(41,299)	(64,969)	(115,141)

Loss before income taxes	(4,920,169)	(1,208,034)	(17,478,084)	(5,657,476)
Income tax provision	-	-	-	-
Loss from continuing operations	(4,920,169)	(1,208,034)	(17,478,084)	(5,657,476)

Loss from discontinued operations	(461,272)	(1,711,312)	(4,001,819)	(5,744,594)

Net loss	$(5,381,441)	$(2,919,346)	$(21,479,903)	$(11,402,070)

Comprehensive loss
Net loss	(5,381,441)	(2,919,346)	(21,479,903)	(11,402,070)
Foreign currency translation adjustment	(10,371)	(19,845)	(76,150)	3,878
Reclassification of translation adjustment related to liquidation of foreign subsidiary	10,371	-	693,804	-
Total comprehensive loss	$(5,381,441)	$(2,939,191)	$(20,862,249)	$(11,398,192)

Basic and diluted loss per ordinary share
Net loss	$(0.08)	$(0.42)	$(0.69)	$(2.30)
Loss from continuing operations	$(0.08)	$(0.17)	$(0.56)	$(1.14)
Loss from discontinued operations	$(0.01)	$(0.24)	$(0.13)	$(1.16)

Weighted average number of ordinary shares outstanding – basic and diluted	63,676,333	7,003,264	31,298,958	4,947,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred shares		Ordinary shares				Accumulated
	Number of		Number of		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2025	-	$-	9,780,142	$107,820	$106,053,809	$(104,902,375)	$(617,654)	$641,600
Sale of preferred shares	3,000,000	35,604	-	-	2,964,396	-	-	3,000,000
Sale of ordinary shares	-	-	1,735,194	20,314	2,067,925	-	-	2,088,239
Share-based expense	-	-	1,000,000	11,868	788,132	-	-	800,000
Stock option expense	-	-	-	-	176,531	-	-	176,531
Preferred shares payable	-	-	-	-	3,000,000	-	-	3,000,000
Net loss	-	-	-	-	-	(5,081,982)	-	(5,081,982)
Foreign currency translation	-	-	-	-	-	-	(35,096)	(35,096)
Balance, March 31, 2026	3,000,000	$35,604	12,515,336	$140,002	$115,050,793	$(109,984,357)	$(652,750)	$4,589,292
Preferred shares issued	2,000,000	23,488	-	-	(23,488)	-	-	-
Ordinary shares issued for exercise of warrants	-	-	8,700,854	102,669	15,132,372	-	-	15,235,041
Share-based expense	-	-	1,591,714	18,775	420,784	-	-	439,559
Ordinary shares issued for in-process research and development	-	-	2,121,386	24,617	3,233,832	-	-	3,258,449
Stock option expense	-	-	-	-	(528,922)	-	-	(528,922)
Stock payable for acquisition of intellectual property	-	-	-	-	5,470,400	-	-	5,470,400
Share-based expense payable	-	-	-	-	2,263,250	-	-	2,263,250
Net loss	-	-	-	-	-	(11,016,480)	-	(11,016,480)
Foreign currency translation	-	-	-	-	-	-	(30,683)	(30,683)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	-	-	-	-	-	-	683,433	683,433
Balance, June 30, 2026	5,000,000	$59,092	24,929,290	$286,063	$141,019,021	$(121,000,837)	$-	$20,363,339
Share-based expense	-	-	2,882,777	33,125	833,459	-	-	866,584
Ordinary shares issued for conversion of Preferred shares	(3,124,700)	(37,068)	55,057,500	634,923	(597,855)	-	-	-
Stock option expense	-	-	-	-	282,399	-	-	282,399
Ordinary shares issued in partial settlement of stock payable for acquisition of intellectual property	-	-	4,349,668	50,034	(50,034)	-	-	-
Share-based expense payable	-	-	-	-	20,855	-	-	20,855
Net loss	-	-	-	-	-	(5,381,441)	-	(5,381,441)
Foreign currency translation	-	-	-	-	-	-	(10,371)	(10,371)
Reclassification of translation adjustment related to liquidation of foreign subsidiary	-	-	-	-	-	-	10,371	10,371
Balance, September 30, 2026	1,875,300	$22,024	87,219,235	$1,004,145	$141,507,845	$(126,382,278)	$-	$16,151,736

	Ordinary shares				Accumulated
	Number of		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2024	2,319,353	$23,054	$95,215,079	$(88,691,657)	$(548,631)	$5,997,845
Share issuance for exercise of pre-funded warrants	665,000	6,982	(6,317)	-	-	665
Share-based expense	54,500	566	362,964	-	-	363,530
Stock option expense	-	-	856,286	-	-	856,286
Net loss	-	-	-	(5,002,891)	-	(5,002,891)
Foreign currency translation	-	-	-	-	163,849	163,849
Balance, March 31, 2025	3,038,853	$30,602	$96,428,012	$(93,694,548)	$(384,782)	$2,379,284
Share issuance for exercise of pre-funded warrants	603,000	6,805	(6,202)	-	-	603
Sale of ordinary shares, warrants and pre-funded warrants	375,000	3,309	3,530,180	-	-	3,533,489
Share-based expense	75,000	856	155,894	-	-	156,750
Stock option expense	-	-	160,187	-	-	160,187
Net loss	-	-	-	(3,479,833)	-	(3,479,833)
Foreign currency translation	-	-	-	-	(140,126)	(140,126)
Balance, June 30, 2025	4,091,853	$41,572	$100,268,071	$(97,174,381)	$(524,908)	$2,610,354
Share issuance for exercise of pre-funded warrants	1,186,000	13,852	(12,666)	-	-	1,186
Sale of warrants and pre-funded warrants	-	-	2,577,777	-	-	2,577,777
Share-based expense	135,000	1,579	193,121	-	-	194,700
Stock option expense	-	-	228,822	-	-	228,822
Net loss	-	-	-	(2,919,346)	-	(2,919,346)
Foreign currency translation	-	-	-	-	(19,845)	(19,845)
Balance, September 30, 2025	5,412,853	$57,003	$103,255,125	$(100,093,727)	$(544,753)	$2,673,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(21,479,903)	$(11,402,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Reclassification of cumulative translation adjustment upon liquidation of foreign subsidiary	693,804	-
Share-based compensation	7,648,697	714,980
Stock option expense	(69,992)	1,245,295
Depreciation and amortization	167,628	662,876
Provision for expected credit losses	13,462	-
Inventory write-down	67,050	30,866
Accretion expense	24,680	161,040
Gain on settlement of debt related to the sale of intellectual property – related party	(348,966)	-
Change in fair value of convertible debt	-	(21,000)
Unrealized gain on marketable securities	(32,323)	-
Gain on settlement of note payable - silent partnership	(111,940)	(3,451)
Gain on sale and disposal of assets	(262,083)	-
Non-cash lease expense	1,228,938	206,415
Changes in operating assets and liabilities:
Accounts receivable, net	(715,596)	5,988
Accounts receivable - related party	61,030	17,238
Inventories	197,090	(146,770)
Prepaid expenses and other assets	(1,100,224)	1,054,592
Accounts payable and accrued liabilities	424,184	(1,535,900)
Accounts payable and accrued expense - related party	(13,956)	(982)
Intellectual property acquisition liability	750,000	-
Operating lease liabilities	(1,297,977)	(260,241)
Net cash used in operating activities	(14,156,397)	(9,271,124)

Cash Flows From Investing Activities
Acquisition of Arcade Technology LLC and Arcade Realty LLC	(4,180,000)	-
Payment for intangible asset	(500,000)	(400,000)
Payment for intangible asset - related party	(350,000)	(400,000)
Purchase of property and equipment	(137,457)	(1,216)
Proceeds from sales of assets	1,250,000	-
Other investing cash flows	-	3,174
Purchase of marketable securities	(99,680)	-
Net cash used in investing activities	(4,017,137)	(798,042)

Cash Flows From Financing Activities
Proceeds from exercise of pre-funded warrants	-	2,454
Proceeds from exercise of warrants	15,235,041	-
Proceeds from issuance of preferred shares	6,000,000	-
Proceeds from issuance of ordinary shares, pre-funded warrants and warrants, net	2,088,239	6,111,266
Repayments of convertible debt	(61,339)	(900,000)
Repayments on silent partnerships	(803,940)	(55,738)
Payments on loan payable	(289,059)	(176,814)
Net cash provided by financing activities	22,168,942	4,981,168

Effect of changes in exchange rates	9,617	(25,871)

Net increase (decrease) in cash	4,005,025	(5,113,869)
Cash at beginning of period	889,091	6,235,669
Cash at end of period	$4,894,116	$1,121,800

Cash at end of period - continuing operations	$4,860,697	$1,026,654
Cash at end of period - discontinued operations	$33,419	$95,146

Supplemental cash flow information:
Cash paid for interest	$13,314	$105,470
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Operating lease liabilities arising from obtaining right-of-use assets	$363,926	$322,378
Acquisition of intangible asset for structured payments	$-	$1,113,424
Issuance of ordinary shares for in-process research and development	$3,258,449	$-
Issuance of ordinary shares for conversion of preferred shares	$37,068	$-
Ordinary shares issued and issuable for acquisition of intellectual property	$5,470,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quantum Cyber N.V.

(formerly Mainz Biomed N.V.)

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

Quantum Cyber N.V. (the “Company”) is domiciled in the Netherlands. The Company’s principal executive offices are located at 200 Connecticut Avenue, Suite 400, Norwalk, Connecticut. Prior to May 2026, substantially all of the Company’s operations were in Germany. The Company (f/k/a Mainz Biomed N.V.) was formed in 2021 to acquire the business of Mainz Biomed Germany GmbH. On April 22, 2026, the Company’s shareholders approved the change of its name to Quantum Cyber N.V. In conjunction with the name change the Company changed its ticker symbol on The Nasdaq Stock Market LLC (“Nasdaq”) to QUCY.

Through February 2026, the Company was engaged in developing and selling in-vitro diagnostic (“IVD”) tests for the early detection of cancer. The Company’s ColoAlert product was being marketed and sold in European markets and the Company was developing its next-generation colorectal cancer screening product. In February 2026, the Board of the Company made the decision to exit the colorectal cancer screening business and focus its efforts on the development of its pancreatic cancer screening products. The Company subsequently pivoted its strategy to expand its business focus into autonomous defense, drones and quantum technologies, while continuing to pursue the commercialization of its blood-based pancreatic cancer detection product candidate.

The Company continues to develop its Quantum Drones business. The Company launched its business focused on an autonomous defense platform in May 2026 and subsequently entered into two worldwide exclusive licenses with each of BP United, Inc. (“BP United”) and Project LightShift, Inc. (“Project LightShift”) to support its drone products and quantum antenna technology, respectively.

Furthermore, on July 15, 2026 (the “Acquisition Date”), Quantum Drones Corporation, a wholly owned subsidiary of the Company (“Quantum Drones”), closed both an Asset Purchase Agreement (the “APA”) and a Purchase and Sale Agreement (the “PSA”) with Arcade Technology LLC (“Arcade Technology”) and Arcade Realty LLC (“Arcade Realty,” and together with Arcade Technology, “Arcade”), respectively, each a Connecticut limited liability company. Such transactions are referred to herein as the “Arcade Acquisition.” Pursuant to the APA, Quantum Drones purchased from Arcade Technology substantially all the assets of Arcade Technology used in Arcade Technology’s business of providing precision metal stamping services as well as tool design and manufacturing services under the trade name Arcade Metal Stamping, including the trade name “Arcade Metal Stamping,” inventory, furniture, equipment, intellectual property, customer contracts and lists, permits and licenses, phone numbers and email lists, assigned contracts, and goodwill, excluding cash, accounts receivable, and all liabilities. Pursuant to the PSA, Quantum Drones also acquired from Arcade Realty the plant and land on which Arcade Technology’s business is located in Bridgeport, Connecticut (the “Bridgeport facility”). The Company’s intention is to build out the manufacturing capabilities at the Bridgeport facility for its Quantum Drones platform. The closing consideration paid by Quantum Drones for the APA and PSA assets was approximately $4.2 million in cash. See Note 4 for additional information on the Arcade Acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

The Company’s unaudited condensed consolidated financial statements are expressed in United States dollars.

Reclassifications

Certain amounts previously reported for the three and six months ended June 30, 2026 have been reclassified to conform to the current period presentation. Compensation paid to the Board of Directors (the “Board”) in the aggregate amount of $199,128, which was previously presented within other expense in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, has been reclassified to general and administrative expense and is included in general and administrative expense for the nine months ended September 30, 2026. The reclassification had no effect on previously reported net loss, net loss per share, total shareholders’ equity or cash flows.

Consolidation Policy

Throughout these consolidated financial statements, Quantum Cyber N.V. and its directly and indirectly wholly owned subsidiaries, Quantum Drones, Mainz Biomed USA, Inc., and Mainz Biomed Germany GmbH are referred to collectively and individually as the “Company.”

All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2026, the Company had an accumulated deficit of approximately $126.4 million, net working capital of approximately $6.3 million, and a cash balance of approximately $4.9 million. During the nine months ended September 30, 2026, the Company incurred a net loss of approximately $21.5 million.

The Company has incurred recurring losses from operations and does not yet have an established source of revenues sufficient to cover its operating costs. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations, together with the Company’s plans to mitigate those conditions, over the one-year period from the date these condensed consolidated financial statements are issued.

The Company’s long-term ability to fund its operations depends on its ability to successfully execute its business plan and eventually achieve profitable operations. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business and maintaining its good standing in the industry. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has relied upon funds from its shareholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company’s shares or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its operations and its shareholders.

Management’s plans may also include reducing or deferring certain discretionary expenditures and pursuing strategic partnerships and/or revenue-generating contracts; however, there can be no assurance these plans will be effectively implemented or be successful.

On October 9, 2026, the Company entered into a Sales Agreement (the “Titan Sales Agreement”) with Titan Partners Securities LLC (“Titan”) under which the Company may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $100,000,000 in an “at the market” offering (Note 15). The Company is not obligated to sell any shares under the Titan Sales Agreement, and through the date these condensed consolidated financial statements were issued, the Company had not sold any shares under the Titan Sales Agreement. The amount and timing of any sales will depend on, among other things, the market price and trading volume of the Company’s ordinary shares.

On November 11, 2026, David Lazar, the Company’s Chief Executive Officer and Chair of the Board, provided the Company with a written funding commitment (the “Funding Commitment”), under which he committed to provide funding of up to $8.0 million, on an as needed basis, to address any funding shortfalls of the Company through November 30, 2027. Any such funding will be provided in the form of an equity investment, debt, or a combination of the two, as mutually agreed between Mr. Lazar and the independent members of the Board. Mr. Lazar represented that he has, and will have, through November 30, 2027, the funding and liquidity necessary to provide the committed amount (Notes 10 and 15).

Based on the Company’s cash on hand and the Funding Commitment, management has concluded that its plans alleviate the substantial doubt about the Company’s ability to continue as a going concern, and that the Company will have sufficient resources to meet its obligations as they become due for at least one year after the date these condensed consolidated financial statements are issued.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the valuation of debt, leases, useful life of equipment, impairment analysis, warrants, stock options and other share-based payments, the fair values of assets acquired in the Arcade Acquisition, and other financial instruments.

Foreign Currency Translation

The Company translates its foreign operations to U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters.

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

Upon the sale or substantially complete liquidation of an investment in a foreign entity, the related cumulative translation adjustment is reclassified from accumulated other comprehensive loss to earnings and is included in loss from discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of deposit with original maturities of three months or less, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

As of September 30, 2026 and December 31, 2025, the Company did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution in the U.S. The amount in excess of the Federal Deposit Insurance Corporation insurance as of September 30, 2026, was approximately $4.3 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses, which is charged to the provision for credit losses, to reflect any expected loss on the trade accounts receivable balances. The Company calculates this allowance based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of its customers. As of September 30, 2026, the Company recorded an allowance for credit losses of $5,000. The accounts receivable balance arose entirely from sales made by the business acquired in the Arcade Acquisition after the Acquisition Date. The Company had no accounts receivable as of December 31, 2025. The Company’s customers operate in a variety of industries, including appliance, automotive, electrical and electronics, government and defense, medical, telecommunications, and transportation equipment. See Note 14 for concentrations of credit risk.

Accounts receivable consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts receivable	$648,386	$-
Less: allowance for expected credit losses	(5,000)	-
Accounts receivable, net	$643,386	$-

Inventories

Inventories consist primarily of raw materials (which include steel coil, wire, and other raw material stock), work-in-progress, and finished goods (which include stamped metal parts, components, and assemblies). Inventories are valued at the lower of cost or net realizable value. The Company determines cost of inventory using the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$326,944	$-
Work-in-progress	314,739	-
Finished goods	287,923	-
	$929,606	$-

Marketable Securities

The Company’s marketable securities consist of investments in publicly traded equity securities. These investments are accounted for under ASC 321, Investments—Equity Securities, and are measured at fair value at each reporting date, with changes in fair value recognized in net income (loss). Realized gains and losses and dividend income are also recognized in net income (loss). The fair value of the Company’s marketable securities is based on quoted market prices in active markets (Level 1).

During the nine months ended September 30, 2026, the Company recorded an unrealized gain of $32,323, which is included in other income in the condensed consolidated statements of comprehensive loss.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of the Company’s assets, which are reviewed periodically and generally have the following ranges:

Buildings and improvements	39 years
Machinery and equipment	7-15 years
Land	Not depreciated
Furniture and fixtures	5 years
Computer equipment	3 years
Leasehold improvements	Remaining lease term

Construction in progress is not depreciated until ready for service.

Intangible Assets

Intangible assets consist primarily of exclusive license agreements acquired from third parties. Intangible assets acquired in a business combination are initially recognized at fair value as of the acquisition date, and intangible assets acquired in an asset acquisition are initially recognized at cost. Finite-lived intangible assets are subsequently amortized on a straight-line basis over their estimated useful lives. Acquired indefinite-lived intangible assets are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

The Company reviews the estimated useful lives of acquired intangible assets with a finite life at least annually.

Business Combinations and Goodwill

The Company accounts for business combinations using the acquisition method under ASC 805, Business Combinations. Identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values, and any excess of the consideration transferred over those fair values is recorded as goodwill. Acquisition-related costs are expensed as incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to provisional amounts for new information about facts and circumstances that existed as of the acquisition date.

Goodwill is not amortized. In accordance with ASC 350-20, goodwill is tested for impairment at the reporting unit level annually as of December 31, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to determine whether a quantitative test is necessary. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess, limited to the goodwill allocated to that reporting unit.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets with finite lives, primarily, property, plant and equipment, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Leases

The Company determines whether an arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Because the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on information available at the commencement date, to determine the present value of lease payments. The lease term includes options to extend or terminate the lease only when it is reasonably certain that the Company will exercise those options. Operating lease cost is recognized on a straight-line basis over the lease term. Payments for non-lease components, such as utilities, and variable lease payments, such as the Company’s share of increases in real estate taxes, are excluded from the measurement of lease liabilities and are expensed as incurred. The Company does not recognize ROU assets or lease liabilities for leases with an initial term of twelve months or less.

Financial Instruments

The Company follows ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Marketable securities	$132,003	-	-	$132,003

The Company held no marketable securities at December 31, 2025.

The carrying values of the Company’s financial instruments include: cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities and other current liabilities. These financial instruments approximate their fair values due to their short-term maturities.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of precision metal stamping products across three product lines: electrical components, tooling, and general metal stamping products, along with related manufactured components and assemblies, to customers across a variety of industries. Revenue is recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company records revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue as each performance obligation is satisfied.

The Company identifies customer purchase orders as contracts. Pricing for the Company’s products is established on a customer-by-customer basis pursuant to negotiated purchase orders or customer agreements, and may vary across customers based on product specifications, volume, and other negotiated terms. Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling the Company’s performance obligations, which generally consist of a single performance obligation for each product ordered. The amount of consideration expected to be received includes estimates of variable consideration, consisting of sales discounts and allowances, which are estimated based on historical experience and recorded as a reduction of the transaction price. The Company reviews these estimates at the end of each reporting period, and the impact of any adjustments is recognized in the period identified. In assessing whether collection of consideration from a customer is probable, the Company considers both the customer’s ability and intent to pay the amount of consideration when due.

Revenue is recognized at the point in time that the Company’s performance obligation is satisfied and control of the ordered product transfers to the customer. For products delivered by the Company, this transfer occurs upon shipment, as the Company’s standard shipping terms are free on board (“FOB”) shipping point; for products picked up directly by the customer, this transfer occurs upon pickup from the Company’s facility. Revenue is disaggregated as presented in Note 14, Disaggregated Revenue and Concentrations.

Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 to 60 days from the invoice date. Invoices are generally issued on the date the product is shipped or picked up by the customer.

Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling costs are accounted for as described in “Shipping and Handling” below and are not treated as a separate performance obligation. The Company does not have any significant financing components, as payment is received within a short period following satisfaction of the Company’s performance obligations. Except for product nonconformance or defects, no right of return generally exists on the sale of the Company’s products.

Shipping and Handling

The Company incurs shipping and handling costs in connection with the delivery of finished goods. The Company has elected to account for shipping and handling activities performed after control of a promised good has transferred to the customer as a fulfillment cost rather than as a separate performance obligation, consistent with the practical expedient permitted under ASC 606-10-25-18B. Accordingly, shipping and handling costs are expensed as incurred and are included in cost of revenue. Shipping and handling costs were $7,844 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development (R&D)

R&D expenses consist primarily of costs related to personnel expenses, clinical studies and outside services, in-process research and development (IPR&D) projects acquired in asset acquisitions that have no alternative future use and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials, and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

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

The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on the Company’s Nasdaq-listed share price. Expected volatility is based on the historical price volatility of the Company’s ordinary shares. Risk-free interest rates were obtained from U.S. Treasury rates for the applicable periods. The Company uses the simplified method to estimate the expected term of stock options.

Net Income (Loss) Per Ordinary Share

Net loss per share requires presentation of basic and diluted earnings per ordinary share on the face of the Statements of Comprehensive Loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share. In the accompanying financial statements, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares and potentially dilutive outstanding shares during the period to reflect the potential dilution that could occur from ordinary shares issuable through stock options, warrants, convertible preferred shares and contingent share arrangements unless the result would be antidilutive. Ordinary shares issuable upon the exercise of pre-funded warrants are included in the weighted average number of ordinary shares outstanding because they are issuable for little or no consideration.

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

As of September 30, 2026 and 2025, the following potentially dilutive securities were excluded from the computation of diluted net loss per share for the three and nine months then ended because their effect would have been anti-dilutive:

	September 30,
	2026	2025
	(shares)	(shares)
Stock options	1,680,469	461,836
Warrants	104,166	8,262,208
Convertible debt	-	72,464
Series D and E preferred shares (as converted)	421,942,500	-

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for its annual period beginning January 1, 2027 and for interim periods beginning January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial statements.

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

The following is a summary of discontinued operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$9,901	$110,459	$165,495	$314,665
Revenue - related party	-	28,620	29,076	111,131
Total revenue	9,901	139,079	194,571	425,796
Cost of revenue	-	27,016	63,951	124,144
Gross profit	9,901	112,063	130,620	301,652

Operating expenses:
Sales and marketing	7,320	167,741	413,111	498,324
Research and development	20,536	1,134,334	1,725,250	3,936,592
Research and development - related party	-	-	-	62,804
General and administrative	9,149	449,194	1,407,661	1,322,102
Total operating expenses	37,005	1,751,269	3,546,022	5,819,822

Loss from operations	(27,104)	(1,639,206)	(3,415,402)	(5,518,170)

Other income (expense)
Other income	10,222	961	324,282	40,264
Gain (loss) on sale and disposal of assets	(174,718)	-	262,083	-
Interest expense	(10,233)	(36,359)	(65,203)	(135,981)
Other expense	(249,068)	(36,708)	(413,775)	(130,707)
Total other income (expense)	(423,797)	(72,106)	107,387	(226,424)

Loss before income tax	(450,901)	(1,711,312)	(3,308,015)	(5,744,594)
Income tax provision	-	-	-	-
Reclassification of cumulative translation adjustment	(10,371)	-	(693,804)	-
Loss from discontinued operations	$(461,272)	$(1,711,312)	$(4,001,819)	$(5,744,594)

The following is a summary of the assets and liabilities held for sale as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$33,419	$187,489
Trade receivables, net	22,690	17,348
Trade receivables - related party	-	61,030
Inventories	-	216,888
Prepaid expenses and other current assets	132,714	190,567
Property and equipment, net	56,662	1,094,949
Right-of-use assets, net	46,963	1,277,356
Total current assets held for sale	292,448	3,045,627

Total assets of discontinued operations held for sale	$292,448	$3,045,627

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$42,740	$750,375
Accounts payable and accrued expense - related party	-	13,956
Convertible debt	-	82,305
Silent partnership	-	956,902
Intellectual property acquisition liability - related party	-	676,096
Lease liabilities	46,997	1,348,606
Total current liabilities held for sale	89,737	3,828,240

Total liabilities of discontinued operations held for sale	$89,737	$3,828,240

The assets and liabilities are expected to be settled during the first quarter of 2027.

The following is a summary of discontinued operations cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(4,001,819)	$(5,744,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Reclassification of cumulative translation adjustment upon liquidation of foreign subsidiary	693,804	-
Depreciation and amortization	10,119	379,990
Provision for expected credit losses	8,462	-
Inventory write-down	67,050	30,866
Accretion expense	5,850	103,541
Gain on settlement of debt related to the sale of intellectual property – related party	(348,966)	-
Gain on settlement of note payable - silent partnership	(111,940)	(3,451)
Gain on sale and disposal of assets	(262,083)	-
Non-cash lease expense	1,214,595	206,415
Changes in operating assets and liabilities:
Accounts receivable, net	(67,210)	5,988
Accounts receivable - related party	61,030	17,238
Inventories	146,696	(146,770)
Prepaid expenses and other assets	92,982	48,278
Accounts payable and accrued liabilities	(634,379)	(750,210)
Accounts payable and accrued expense - related party	(13,956)	(982)
Operating lease liabilities	(1,284,993)	(260,241)
Net cash used in operating activities	(4,424,758)	(6,113,932)

Cash Flows From Investing Activities
Proceeds from sales of intellectual properties	1,250,000	-
Payment for intangible asset – related party	(350,000)	(400,000)
Purchase of property and equipment	(658)	(1,216)
Other investing cash flows	-	3,174
Net cash provided by (used in) investing activities	899,342	(398,042)

Cash Flows From Financing Activities
Proceeds from intercompany loans	4,227,007	6,510,595
Repayments of convertible debt	(61,339)	-
Repayments on silent partnerships	(803,940)	(55,738)
Net cash provided by financing activities	3,361,728	6,454,857

Effect of changes in exchange rates	9,618	(25,904)

Net decrease in cash	(154,070)	(83,021)
Cash at beginning of period	187,489	178,167
Cash at end of period	$33,419	$95,146

Sales of Intellectual Property

On March 28, 2026, the Company closed the sale of the ColoAlert assets to UniTargetingResearch AS (“UTR”), a related party (Note 10), which included the ColoAlert intellectual property, customer-located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $698,966. Upon settlement of accounts payable, accounts receivable, and lease obligations, the Company recognized a $114,000 loss, reported in other expenses within discontinued operations.

On April 9, 2026, the Company entered into an asset purchase agreement (the “Agreement”) for the sale of its NextGen intellectual property (the “NextGen IP”) to a third-party purchaser incorporated in Italy. Pursuant to the Agreement, the Company sold the NextGen IP to the buyer for a payment of $1.25 million. The sale of the NextGen IP closed on April 20, 2026. The Agreement contains standard representations and warranties and indemnification provisions. As a result of the closing, the Company made contingent payments of approximately $713,000, consisting of $613,000 to vendors and former employees and $100,000 to UTR.

NOTE 4 – ACQUISITION

On June 26, 2026, Quantum Drones entered into (i) the APA with Arcade Technology to acquire certain operating assets used in Arcade Technology’s precision metal stamping, tool design, and manufacturing business, and (ii) the related PSA with Arcade Realty to acquire the real property located at 38 Union Avenue, Bridgeport, Connecticut, an approximately 53,000-square-foot industrial facility. The closings under both the APA and the PSA occurred simultaneously on July 15, 2026. The Arcade Acquisition provides the operational foundation for the Company’s domestic autonomous defense manufacturing capability.

The Arcade Acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method, with Quantum Drones as the acquirer and July 15, 2026 as the acquisition date. Consideration transferred was $4,180,000, paid in cash, consisting of $2,300,000 for the real property and $1,880,000 for the operating assets and inventory. Of the consideration, $250,000 was placed in escrow at closing for environmental matters at the acquired property. In addition to the consideration, the Company paid acquisition-related costs and customary property tax and utility prorations at closing, for total cash paid of $4,238,156. No liabilities were assumed.

The identifiable assets acquired were recognized at their estimated Acquisition Date fair values in accordance with ASC 805-20-30-1. The following table summarizes the preliminary allocation of the consideration transferred:

Assets acquired
Inventory	$980,000
Land	455,000
Buildings	1,845,000
Machinery and equipment	366,000
Total identifiable assets acquired	3,646,000
Goodwill	534,000
Total consideration transferred	$4,180,000

Buildings and machinery and equipment are depreciated on a straight-line basis over estimated useful lives of 39 years and seven years, respectively. Land is not depreciated.

The allocation of the consideration transferred is preliminary. As of the date of these financial statements, the Company has not finalized its valuation of the acquired inventory, land, buildings, and machinery and equipment, including the related estimated useful lives, or its evaluation of whether any identifiable intangible assets, such as customer relationships, should be recognized separately from goodwill. Accordingly, the amounts allocated to these assets and to goodwill are provisional and may change as the Company obtains additional information about facts and circumstances that existed as of the Acquisition Date. In accordance with ASC 805-10-25-13 through 25-15, the Company expects to finalize the allocation as soon as practicable, and no later than one year from the Acquisition Date. Any measurement-period adjustments will be recognized in the reporting period in which they are determined. Their effect on earnings, such as changes in depreciation or amortization, will be calculated as if the accounting had been completed at the Acquisition Date (ASC 805-10-25-17) and disclosed in accordance with ASC 805-10-50-6.

Goodwill of $534,000 represents the excess of the consideration transferred over the fair value of the identifiable assets acquired. It is attributable primarily to the assembled workforce and to the expected benefits of establishing the Company’s domestic autonomous defense manufacturing capability, neither of which qualifies for separate recognition as an intangible asset. Goodwill has been assigned to the Quantum Drones segment. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized and will be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it may be impaired. Because the Arcade Acquisition was structured as an asset purchase, goodwill is expected to be deductible for income tax purposes over 15 years.

In accordance with ASC 805-10-25-23, acquisition-related costs of $58,156, consisting of legal fees, taxes, title insurance and recording fees, were expensed as incurred. They are included in general and administrative expenses in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026.

On July 24, 2026, the parties amended the APA and the PSA. Under the amendment, $125,000 of the escrow was returned to the Company, $95,000 was released to the sellers, $30,000 remains in escrow, and the Company assumed all environmental risk related to the property. The amendment resulted from negotiations after the closing, not from facts and circumstances that existed as of the Acquisition Date. Accordingly, the $125,000 returned to the Company was not accounted for as an adjustment to the consideration transferred or to the amounts allocated to the assets acquired (ASC 805-10-25-13 and ASC 805-10-30-2) and was recognized in other income for the three months ended September 30, 2026.

Since the Acquisition Date, the acquired business contributed revenue of $966,833 and a net loss of $34,855 to the Company’s results for the three and nine months ended September 30, 2026.

The following unaudited supplemental pro forma information presents the combined results of the Company and Arcade as if the Arcade Acquisition had occurred on January 1, 2025. The pro forma information reflects depreciation of the acquired property, plant and equipment based on their Acquisition Date fair values, the exclusion of interest on seller debt that was not assumed, and acquisition-related costs of $58,156, recognized as if incurred on January 1, 2025 and therefore excluded from the 2026 periods. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Arcade Acquisition occurred on January 1, 2025, or of future results.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pro forma revenue	$966,833	$1,124,471	$3,448,782	$3,353,213
Pro forma net loss	$(5,327,434)	$(2,974,481)	$(21,601,303)	$(11,690,132)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Prepaid insurance	$468,327	$208,989
Prepaid marketing	500,000	-
Other prepaid expense	192,972	80,038
Prepaid stock-based payments	-	145,200
Security deposit	14,650	-
VAT receivable	-	32,516
Prepaid technology	618,499	-
	$1,794,448	$466,743

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Land	$455,000	$-
Buildings	1,845,000	-
Machinery and equipment	502,799	-
Property, plant and equipment, gross	2,802,799	-
Less: accumulated depreciation	(20,749)	-
Property, plant and equipment, net	$2,782,050	$-

During the three and nine months ended September 30, 2026 and 2025, the Company recognized depreciation expense as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation - cost of revenue	$19,941	$-	$19,941	$-
Depreciation - operating expenses	808	-	808	-
Total depreciation	$20,749	$-	$20,749	$-

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
License of drone technology	$5,470,400	$-
Pancreatic cancer intellectual property	1,113,424	1,113,424
Less: accumulated amortization	(136,760)	-
	$6,447,064	$1,113,424

During the three and nine months ended September 30, 2026 and 2025, the Company recognized amortization expense as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization - operating expense	$91,173	$-	$136,760	$-

Licensed Technology

BP United – Drone Technology

On May 12, 2026, as amended, the Company entered into a license agreement with BP United for an exclusive, sublicensable, perpetual, fully paid-up, worldwide license (unrestricted field of use) to BP United’s patents, trademarks, trade secrets, and know-how, together with a worldwide non-compete covenant from BP United. The licensed technology is applicable to multiple fields of use and applications, including, without limitation, drones, cyber technology, and other applications as the Company may determine. Consideration for the transaction was $1,000,000 cash and 20,000,000 restricted shares, vesting in four equal installments (September 30, 2026, March 31, 2027, June 30, 2027, and September 30, 2027).

The Company recognized licensed technology assets of $5,470,400, representing the value of the 20,000,000 ordinary shares issuable, which was recorded as stock payable within additional paid-in capital. The $1,000,000 cash consideration, which relates to twelve months of support by the licensor, was recorded as prepaid technology, which is amortized to research and development expense over the twelve-month support period, with a corresponding intellectual property acquisition liability. The Company used the grant-date price, net of a discount for lack of marketability (“DLOM”) related to the issued shares being restricted (non-registered), of $0.27352 per share for the 20,000,000 shares issuable. In July 2026, the Company paid the $1,000,000 intellectual property acquisition liability in full. The Company determined that the useful life of the license is 15 years.

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

The Company capitalized the license costs and recorded the license as an intangible asset, with a corresponding liability for amounts unpaid. On July 21, 2026, the Company exercised its $1 purchase option and acquired the technology underlying the license.

As of September 30, 2026, the Company concluded that no events or changes in circumstances indicated that its indefinite-lived intangible asset was impaired or that the carrying amounts of its finite-lived intangible assets may not be recoverable.

During the nine months ended September 30, 2026, the Company paid $500,000, and the intellectual property acquisition liability related to the pancreatic cancer screening intellectual property recorded in March 2025 was paid in full.

Estimated future amortization expense for finite-lived intangible assets is as follows:

Years Ending December 31,
2026 (remaining three months)	$91,173
2027	364,692
2028	364,692
2029	364,692
2030	364,692
Thereafter	3,783,699
$5,333,640

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$882,573	$74,619
Accrued expenses	433,765	55,822
Payroll liabilities	-	55,624
Insurance finance agreement	106,532	183,706
	$1,422,870	$369,771

Retirement and Pension Plans

The Company does not currently sponsor a defined contribution retirement plan in the United States. Accordingly, no expense was recognized for employer retirement plan contributions for the three and nine months ended September 30, 2026 and 2025.

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

Total pension and related expense for each of the nine months ended September 30, 2026 and 2025 was $0.

Insurance Finance Agreement

In April 2026, the Company entered into a premium finance agreement to finance its directors’ and officers’ insurance premium. The loan repayment is $21,761 per month for ten (10) months, beginning May 2026, with an interest rate of 8.50% per annum.

In November 2025, the Company entered into a premium finance agreement to finance its directors’ and officers’ insurance premium. The loan repayment was $21,132 per month for ten (10) months, beginning December 2025, with an interest rate of 6.99% per annum. During the nine months ended September 30, 2026, the Company paid the remaining balance and terminated the contract.

In November 2024, the Company entered into a premium finance agreement to finance its directors’ and officers’ insurance premium. The loan repayment was $20,389 per month for ten (10) months, beginning December 2024, with an interest rate of 8.99% per annum. This was fully repaid during 2025.

The Company repaid $289,059 and $176,814 under premium finance agreements during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the outstanding balance under premium finance agreements, included in accounts payable and accrued liabilities, was $106,532 and $183,706, respectively.

NOTE 9 – SHAREHOLDERS’ EQUITY

Authorized Shares

In February 2026, the Company’s authorized shares increased to 45,000,000 ordinary shares with a par value of €0.01 per share and 5,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 1,000,000 preferred shares.

On April 22, 2026, the Company’s authorized shares increased to 900,000,000 ordinary shares with a par value of €0.01 per share and 100,000,000 preferred shares with a par value of €0.01 per share. The preferred shares are divided into five series, each consisting of 20,000,000 preferred shares.

As of September 30, 2026, the Company’s authorized share capital consisted of 900,000,000 ordinary shares with a par value of €0.01 per share and 100,000,000 preferred shares with a par value of €0.01 per share.

Preferred Shares

The Company designates the preferred shares with a par value of €0.01 each as follows:

●	20,000,000 of the Company’s Series A preferred shares (the “Series A Preferred Shares”), the authorization of the conversion of each Series A Preferred Share into nine (9) Ordinary Shares;

●	20,000,000 of the Company’s Series B preferred shares (the “Series B Preferred Shares”), the authorization of the conversion of each Series B Preferred Share into nine (9) Ordinary Shares;

●	20,000,000 of the Company’s Series C preferred shares (the “Series C Preferred Shares”), the authorization of the conversion of each Series C Preferred Share into nine (9) Ordinary Shares;

●	20,000,000 of the Company’s Series D preferred shares (the “Series D Preferred Shares”), the authorization of the conversion of each Series D Preferred Share into two-hundred and twenty-five (225) Ordinary Shares; and

●	20,000,000 of the Company’s Series E preferred shares (the “Series E Preferred Shares”), the authorization of the conversion of each Series E Preferred Share into two-hundred and twenty-five (225) Ordinary Shares.

On February 13, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mr. David Lazar that provides for the sale in a private placement of 1,000,000 shares of each of the Series A, B, C, D and E Preferred Shares (such transaction, the “Investment”). Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares are the “First Closing Shares.” Series D Preferred Shares and Series E Preferred Shares are the “Second Closing Shares.”

Simultaneously with entering into the Purchase Agreement, the First Closing Shares were issued at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Purchase Agreement also provides that Mr. Lazar will purchase and acquire the Second Closing Shares at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Second Closing”), subject to the satisfaction of certain conditions to closing as provided in the Purchase Agreement. The Second Closing was completed on April 22, 2026.

In connection with the Investment, the Board appointed Mr. Lazar a temporary non-executive director and the Chair of the Board for a term ending on the date of the Company’s first general meeting held after the date of the Purchase Agreement. In connection with the Investment, the Company entered into a Settlement Agreement and General and Mutual Releases (collectively, the “Settlement Agreements”) with two former officers and three former directors of the Company. The Settlement Agreements provide that upon the Second Closing, (i) the applicable director or officer shall generally release the Company from any claims, actions, or losses that such person may have against it and (ii) the Company shall similarly release such officer or director from any claims, actions, or losses that the Company may have against such person, provided that the Company remains obligated to maintain D&O insurance coverage, or a D&O tail policy, and that the Company make a payment to such person for any and all accrued and unpaid salary, Board-approved bonus, twelve months of healthcare continuation and such person’s contractual severance payment. The aggregate payments that the Company made in connection with the Settlement Agreements to those former officers and directors were approximately $1.9 million.

On August 5, 2026, Mr. Lazar converted 1,000,000 shares each of the Series A, Series B and Series C Preferred Shares and 124,700 shares of the Series D Preferred Shares into ordinary shares. As a result of the conversions, each of the Series A, Series B and Series C Preferred Shares are no longer outstanding. The four conversions resulted in the issuance of 55,057,500 ordinary shares. After the conversion, there are 875,300 Series D Preferred Shares and 1,000,000 Series E Preferred Shares outstanding.

The Company evaluated the preferred shares under ASC 480 and ASC 815-40 and determined that they are appropriately classified in permanent equity because they are not redeemable and do not embody an unconditional obligation to deliver cash or other assets. Further, the conversion features were determined to be indexed to the Company’s own shares and to qualify for classification in shareholders’ equity.

The following table summarizes the preferred share transactions, as presented in the condensed consolidated statements of changes in shareholders’ equity:

	Three months ended				Nine months ended
	September 30,				September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Series A Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Conversion into ordinary shares	(1,000,000)	(11,868)	-	-	(1,000,000)	(11,868)	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-

Series B Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Conversion into ordinary shares	(1,000,000)	(11,868)	-	-	(1,000,000)	(11,868)	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-

Series C Preferred Share
Balance at beginning of period	1,000,000	$11,868	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,868	-	-
Conversion into ordinary shares	(1,000,000)	(11,868)	-	-	(1,000,000)	(11,868)	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-

Series D Preferred Share
Balance at beginning of period	1,000,000	$11,744	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,744	-	-
Conversion into ordinary shares	(124,700)	(1,464)	-	-	(124,700)	(1,464)	-	-
Balance at end of period	875,300	$10,280	-	$-	875,300	$10,280	-	$-

Series E Preferred Share
Balance at beginning of period	1,000,000	$11,744	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	1,000,000	11,744	-	-
Balance at end of period	1,000,000	$11,744	-	$-	1,000,000	$11,744	-	$-

Total
Balance at beginning of period	5,000,000	$59,092	-	$-	-	$-	-	$-
Sale of preferred shares	-	-	-	-	5,000,000	59,092	-	-
Conversion into ordinary shares	(3,124,700)	(37,068)	-	-	(3,124,700)	(37,068)	-	-
Balance at end of period	1,875,300	$22,024	-	$-	1,875,300	$22,024	-	$-

Voting and Dividends

Holders of ordinary and preferred shares are entitled to dividends as declared from time to time and are entitled to one vote per ordinary and one vote per preferred share at general meetings of the Company. The Company has not declared any dividends as of September 30, 2026 and December 31, 2025.

Equity Distribution Agreement

On October 3, 2025, the Company entered into an Equity Distribution Agreement (the “Maxim Sales Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may elect to sell, from time to time through Maxim, the Company’s ordinary shares, having an aggregate offering amount of up to $10,000,000 (collectively, the “Offered Shares”). Maxim was entitled to commissions at a rate of 3.0% of the gross sales price per ordinary share sold. On June 7, 2026, the Company terminated the Maxim Sales Agreement.

On October 9, 2026, the Company entered into the Titan Sales Agreement with Titan for an “at the market” offering of up to $100,000,000 of its ordinary shares. See Note 15.

During the nine months ended September 30, 2026, the Company issued ordinary shares and ordinary shares to be issued as follows:

●	1,735,194 ordinary shares for net proceeds of $2.1 million pursuant to the Maxim Sales Agreement, net of commission and financing fees of approximately $65,000;

●	8,700,854 ordinary shares for the exercise of warrants for net proceeds of $15.2 million;

●	5,474,491 ordinary shares to employees and consultants for compensation and services, valued at $4.4 million. Of these shares, 1,526,423 were issued to management and the Board, which are considered to be related parties. As of September 30, 2026, 3,927,582 ordinary shares remained to be issued for services;

●	2,121,386 ordinary shares for IPR&D expense, valued at $3,258,449;

●	20,000,000 ordinary shares to be issued for the BP United license, valued at $5,470,400. During the three months ended September 30, 2026, 4,349,668 of these shares were issued. As of September 30, 2026, the remaining 15,650,332 shares had not yet been issued and are presented as shares to be issued; and

●	55,057,500 ordinary shares for conversion of 3,124,700 preferred shares.

During the nine months ended September 30, 2025, the Company issued ordinary shares as follows:

●	2,454,000 ordinary shares for exercise of pre-funded warrants;

●	264,500 ordinary shares for services, valued at $714,980; and

●	375,000 ordinary shares issued with pre-funded warrants and Class A and B warrants for net proceeds of $3.5 million.

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

Under the COP, participants may receive transaction carve-out equal to the carve-out pool amount multiplied by each participant’s carve-out percentage specified in such participant’s participation acknowledgment less that participant’s equity offset, as defined under the COP. Subject to the terms of the COP, payments under the COP will generally be paid in the same form (or forms) as the consideration received by shareholders of the Company in respect of their Company equity securities due to the Change of Control. The Compensation Committee had allocated 100% of the COP. The COP expired on December 31, 2025.

Stock Options

In 2021, the Company’s shareholders adopted the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2021 Plan, the Company is authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2021 Plan, the aggregate number of shares underlying awards that the Company could issue cannot exceed 2,300,000 ordinary shares.

In 2022, the Company’s shareholders adopted the Company’s 2022 Omnibus Incentive Plan (the “2022 Plan”). Under the 2022 Plan, the Company is authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2022 Plan, the aggregate number of shares underlying awards that the Company could issue cannot exceed 500,000 ordinary shares. In 2023, the Company amended the 2022 Plan to increase the aggregate number of shares underlying awards that the Company could issue to 875,000 ordinary shares.

In 2025, the Company’s shareholders adopted the Company’s 2025 Omnibus Incentive Plan (the “2025 Plan”). Under the 2025 Plan, the Company is authorized to issue equity incentives in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units, share appreciation rights, performance units or performance shares under separate award agreements. Under the 2025 Plan, the aggregate number of shares that may be issued under all awards under the 2025 Plan will automatically increase on a quarterly basis on the first day of each quarter beginning on July 1, 2025 such that the aggregate number of shares that may be issued under all awards under the 2025 Plan equals 15% (fifteen percent) of the total number of ordinary shares outstanding on the last day of the immediately preceding fiscal quarter (or such lesser amount determined by the Board), assuming the conversion of any outstanding preferred shares but excluding the conversion of any convertible securities, the exercise of any warrants or shares underlying any awards. In April 2026, the number of shares authorized under the 2025 Plan was increased to 10,000,000 shares.

During the nine months ended September 30, 2026, the Company granted 1,592,520 stock options, valued at $1,700,386, under the 2025 Plan to the Board and management. The stock options were granted with exercise prices of $1.14 and $1.37 and vest over eighteen months.

During the three and nine months ended September 30, 2026 and 2025, the Company recorded stock option expense (recapture of expense) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock option expense (recapture of expense)	$282,399	$228,822	$(69,992)	$1,245,295

A summary of stock option activity during the nine months ended September 30, 2026 is as follows:

	Stock	Weighted- Average	Weighted- Average
	options Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2025	449,304	$29.50	8.86
Grants	1,592,520	1.17	10.00
Forfeited	(86,279)	10.71	-
Cancelled	(275,076)	34.26	-
Expired	-	-	-
Balance as of September 30, 2026	1,680,469	$2.81	9.74

Exercisable as of September 30, 2026	253,089	$12.07	9.24

As of September 30, 2026, unrecognized compensation cost related to unvested stock options was $1,431,727, which is expected to be recognized over a weighted-average period of 1.15 years.

For the nine months ended September 30, 2026, stock-option fair values were estimated using the Black-Scholes option-pricing model, with the following assumptions:

Exercise price	$1.14 - 1.37
Expected term	5.75 years
Expected average volatility	137%
Expected dividend yield	0%
Risk-free interest rate	4.39 - 4.41%

Warrants

A summary of warrant activity, excluding pre-funded warrants, during the nine months ended September 30, 2026 is as follows:

		Weighted- Average	Weighted- Average
	Warrants Outstanding	Exercise Price	Life (years)
Balance as of December 31, 2025	8,805,020	$2.30	2.57
Grants	-	-	-
Exercised	(8,700,854)	1.75	-
Expired	-	-	-
Balance as of September 30, 2026	104,166	$48.00	2.13

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Payable

At September 30, 2026 and December 31, 2025, the Company recorded accounts payable – related party of $0 and $13,956, respectively.

During the nine months ended September 30, 2026, the Company issued 1,526,423 ordinary shares to management and the Board and recorded compensation expense of $1,019,788.

Mr. David Lazar, Chief Executive Officer and Chair of the Board, is a related party. As described in Note 9, during the nine months ended September 30, 2026, Mr. Lazar purchased 1,000,000 shares of each of the Company’s Series A, B, C, D and E Preferred Shares for aggregate gross proceeds of $6.0 million, and on August 5, 2026, he converted 3,124,700 Preferred Shares into 55,057,500 ordinary shares. In connection with Mr. Lazar’s investment, the Company entered into Settlement Agreements with two former officers and three former directors of the Company and made aggregate payments of approximately $1.9 million to those individuals.

On November 11, 2026, Mr. Lazar provided the Company with the Funding Commitment, under which he committed to provide funding of up to $8.0 million, on an as needed basis, to address any funding shortfalls of the Company through November 30, 2027, in the form of an equity investment, debt, or a combination of the two, on terms to be mutually agreed between Mr. Lazar and the independent members of the Board (Note 2). No amounts have been funded under the Funding Commitment as of the issuance date of these condensed consolidated financial statements.

During the nine months ended September 30, 2026, the Company granted stock options to members of its Board and management under the 2025 Plan (Note 9).

On March 28, 2026, the Company closed the sale of the ColoAlert assets to UTR, an entity partially owned by a former director of the Company, which included the ColoAlert intellectual property, customer-located instrumentation, and certain consumables, and included the transfer of two equipment lease obligations. The purchase price for the assets was $348,966, which reduced the debt owed to UTR of $698,966. Upon settlement of accounts payable, accounts receivable, and lease obligations, the Company recognized a $114,000 loss, reported in other expenses within discontinued operations (Note 3).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company discloses a loss contingency when it is reasonably possible that a material loss may have been incurred, together with an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

Boustead Securities, LLC Settlement Agreement

On March 22, 2024, the Company filed a complaint in the Supreme Court of the State of New York against Boustead Securities, LLC (“Boustead”), for breach of contract, unjust enrichment, and a declaratory judgment. Several weeks later, Boustead brought an arbitration against the Company seeking to collect alleged unpaid compensation for financial services plus shares and warrants pursuant to two agreements. The Company made an application to the arbitration panel requesting an order staying the arbitration proceeding pending the court’s final determination of the issues raised in the Supreme Court case, which was granted on September 12, 2024. Prior to the court’s determination of which venue (the Supreme Court or FINRA Dispute Resolution) is proper to hear the dispute, Boustead agreed to withdraw the arbitration. During 2024, the Company recorded an accrual for a potential arbitration loss. With the withdrawal of the arbitration, the Company reversed that accrual in 2025. In February 2026, Boustead moved to dismiss the Company’s claims and the motion was argued in July 2026. In October 2026, the Company and Boustead entered into a settlement agreement under which the Company agreed to pay Boustead $250,000 in exchange for mutual releases and the dismissal of the action with prejudice. The Company accrued the $250,000 settlement as of September 30, 2026 (see Note 15).

Operating Lease

On June 17, 2026, the Company entered into a lease agreement with 200 CT LLC for approximately 3,516 rentable square feet of office space at 200 Connecticut Avenue, Suite 400, Norwalk, Connecticut, which serves as the Company’s corporate headquarters. The lease commenced on July 1, 2026 and expires on June 30, 2031. Base rent is $7,325 per month in the first lease year and increases by 3% on each anniversary of the commencement date. The Company also pays a fixed electricity charge of $879 per month during the first lease year, which may increase thereafter only to the extent of increases in utility rates, and its pro rata share of increases in real estate taxes over the 2026 base year. The lease includes an option to renew for one additional five-year term at 95% of fair market rent and an option to terminate the lease effective in or after the 43rd month upon nine months’ prior written notice and payment of a termination fee of $11,000, reduced by $600 per month thereafter. The Company is not reasonably certain to exercise either option. The Company paid a security deposit of $14,650, which is included in prepaid expenses and other current assets (Note 5).

At commencement, the Company recognized an operating lease ROU asset and operating lease liability of $363,926, measured using an incremental borrowing rate of 10.0%. Operating lease cost was $23,334 for each of the three and nine months ended September 30, 2026. Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows, was $21,975 for each of the three and nine months ended September 30, 2026. As of September 30, 2026, the remaining lease term was 4.75 years and the discount rate was 10.0%. Leases of the Company’s discontinued operations are included in liabilities of discontinued operations, held for sale (see Note 3).

Maturities of the operating lease liability as of September 30, 2026 were as follows:

Years Ending December 31,
2026 (remaining three months)	$21,975
2027	89,219
2028	91,895
2029	94,652
2030	97,491
2031	49,466
Total lease payments	444,698
Less: imputed interest	(93,756)
Present value of operating lease liability	350,942
Less: current portion	(55,960)
Operating lease liability, net of current portion	$294,982

NOTE 12 – OPERATING EXPENSES

For the three and nine months ended September 30, 2026 and 2025, operating expenses consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Sales and marketing	2026	2025	2026	2025
Salaries and benefits	$1,727	$-	$1,727	$-
Professional and consulting fees	582,645	116,680	1,422,325	278,696
Share-based compensation – professional and consulting fees	66,280	-	620,030	-
Office expenses	119,320	-	134,920	-
Travel and entertainment	-	-	-	34
Marketing and advertising	1,178	318,147	332,521	2,174,519
	$771,150	$434,827	$2,511,523	$2,453,249

	Three months ended		Nine months ended
	September 30,		September 30,
Research and development	2026	2025	2026	2025
Professional and consulting fees	$337,119	$36,269	$483,126	$220,792
Share-based compensation – professional and consulting fees	500,500	-	500,500	-
Office expenses	59,396	3,049	57,174	8,552
Travel and entertainment	16,841	-	16,841	-
Depreciation and amortization	91,173	-	136,760	-
Technology expense	250,000	-	381,500	-
	$1,255,029	$39,318	$1,575,901	$229,344

In-process research and development	$-	$-	$4,258,449	$-

On June 11, 2026, the Company entered into a license agreement with Project LightShift pursuant to which the Company was granted an exclusive, worldwide license to Project LightShift’s patent-protected quantum photonic array (“quantum antenna”) technology to develop, manufacture, and commercialize quantum antenna systems for UAV/drone platforms in defense and national-security applications. Consideration consists of $1,000,000 in cash, paid in installments, and 2,121,386 restricted shares. The agreement is subject to a performance condition requiring Project LightShift to deliver a demonstrable prototype by December 31, 2026 (extendable to March 31, 2027). Project LightShift has also agreed to a voting agreement supporting board-recommended proposals, and unvested shares (and, in the event of breach, vested shares) are subject to forfeiture or low-cost repurchase by the Company. Because the license is limited to a single field of use and has no alternative future use, the Company expensed the acquired license as IPR&D.

The Company recognized IPR&D expense of $4,258,449, comprising a $1,000,000 intellectual property acquisition liability and $3,258,449 representing 2,121,386 ordinary shares issued. The Company used the grant-date price, net of DLOM related to the non-registered status of shares issued, of $1.536/share to value the ordinary shares. During the nine months ended September 30, 2026, the Company paid $250,000. As of September 30, 2026, the intellectual property acquisition liability remained outstanding at $750,000.

	Three months ended		Nine months ended
	September 30,		September 30,
General and administrative	2026	2025	2026	2025
Salaries and benefits	$141,458	$171,063	$2,248,533	$546,729
Share-based compensation – salary and benefits	411,058	228,822	1,147,226	1,245,295
Professional and consulting fees	1,537,392	199,699	2,503,519	706,460
Share-based compensation – professional and consulting fees	192,000	-	2,052,500	-
Office expenses	463,097	15,273	711,975	132,584
Insurance	87,622	59,053	353,399	177,159
Travel and entertainment	90,987	18,680	137,872	51,515
Depreciation and amortization	808	-	808	-
Provision for expected credit losses	5,000	-	5,000	-
	$2,929,422	$692,590	$9,160,832	$2,859,742

NOTE 13 – SEGMENT INFORMATION

Segment Reporting

The Company applies the provisions of ASC 280, Segment Reporting. Operating segments are comprised of the components of an entity for which separate information is available to the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources and evaluate performance. During the three and nine months ended September 30, 2026, the Company had two reportable segments: Genetic Diagnostic and Quantum Drones.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the Genetic Diagnostic and Quantum Drones segments are as described in the summary of significant accounting policies. The CODM evaluates the performance of each segment based on segment net loss, using the segment expense information presented below and in Note 12. Segment assets are presented below.

The following performance measures were used by the CODM:

	Quantum Drones		Genetic Diagnostic		Corporate		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue	$966,833	$-	$-	$-	$-	$-	$966,833	$-
Cost of revenue	873,243	-	-	-	-	-	873,243	-
Gross profit	93,590	-	-	-	-	-	93,590	-

Operating expenses:
Sales and marketing	287,422	-	-	-	483,728	434,827	771,150	434,827
Research and development	669,976	-	12,000	20,000	573,053	19,318	1,255,029	39,318
General and administrative	879,228	-	9,263	15,279	2,040,931	677,311	2,929,422	692,590
Total operating expenses	1,836,626	-	21,263	35,279	3,097,712	1,131,456	4,955,601	1,166,735

Other income (expense)	16,701	-	-	-	(74,859)	(41,299)	(58,158)	(41,299)
Loss from discontinued operations	-	-	-	-	(461,272)	(1,711,312)	(461,272)	(1,711,312)
Net loss	$(1,726,335)	$-	$(21,263)	$(35,279)	$(3,633,843)	$(2,884,067)	$(5,381,441)	$(2,919,346)

	Quantum Drones		Genetic Diagnostic		Corporate		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue	$966,833	$-	$-	$-	$-	$-	$966,833	$-
Cost of revenue	873,243	-	-	-	-	-	873,243	-
Gross profit	93,590	-	-	-	-	-	93,590	-

Operating expenses:
Sales and marketing	287,422	-	-	-	2,224,101	2,453,249	2,511,523	2,453,249
Research and development (including in-process research and development)	5,035,208	-	42,000	76,328	757,142	153,016	5,834,350	229,344
General and administrative	1,010,683	-	48,942	57,382	8,101,207	2,802,360	9,160,832	2,859,742
Total operating expenses	6,333,313	-	90,942	133,710	11,082,450	5,408,625	17,506,705	5,542,335

Other income (expense)	16,701	-	-	-	(81,670)	(115,141)	(64,969)	(115,141)
Loss from discontinued operations	-	-	-	-	(4,001,819)	(5,744,594)	(4,001,819)	(5,744,594)
Net loss	$(6,223,022)	$-	$(90,942)	$(133,710)	$(15,165,939)	$(11,268,360)	$(21,479,903)	$(11,402,070)

	Quantum Drones		Genetic Diagnostic		Corporate		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Balance Sheet	2026	2025	2026	2025	2026	2025	2026	2025
Total assets	$10,940,177	$-	$2,964,411	$4,625,794	$4,860,697	$701,602	$18,765,285	$5,327,396

NOTE 14 – DISAGGREGATED REVENUE AND CONCENTRATIONS

During the three and nine months ended September 30, 2026, disaggregated revenue was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Electrical	$43,932	$-	$43,932	$-
Tooling	-	-	-	-
Metal stamping	922,901	-	922,901	-
Total revenue	$966,833	$-	$966,833	$-

Revenue and Accounts Receivable

During the three and nine months ended September 30, 2026, four customers accounted for 10% or more of the Company’s total revenue, representing approximately 15%, 14%, 13% and 10% of total revenue, respectively. During the three and nine months ended September 30, 2025, the Company did not generate any revenue.

As of September 30, 2026, accounts receivable from four customers accounted for 10% or more of total accounts receivable, representing approximately 18%, 12%, 12%, and 11% of total accounts receivable, respectively. As of December 31, 2025, the Company had no accounts receivable.

Purchases and Accounts Payable

During the three and nine months ended September 30, 2026, purchases from four vendors accounted for 10% or more of total raw material purchases, representing approximately 34%, 23%, 15% and 15% of raw material purchases. During the three and nine months ended September 30, 2025, the Company did not purchase any raw materials.

As of September 30, 2026, accounts payable due to two vendors accounted for 10% or more of total accounts payable, representing approximately 16% and 12% of total accounts payable, respectively. As of December 31, 2025, accounts payable due to three vendors accounted for 10% or more of total accounts payable, representing approximately 47%, 37%, and 10% of total accounts payable, respectively.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and identified the following:

At-the-Market Offering

On October 9, 2026, the Company entered into the Titan Sales Agreement with Titan, as sales agent, under which the Company may offer and sell, from time to time, ordinary shares, par value €0.01 per share, having an aggregate offering price of up to $100,000,000. Sales, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Capital Market, to or through a market maker, or in negotiated transactions. Titan will use commercially reasonable efforts to sell shares as directed by the Company and is entitled to a commission of 3.0% of the gross sales price of shares sold, plus reimbursement of certain expenses. The Company is not obligated to sell any shares under the Titan Sales Agreement, Titan is not obligated to purchase any shares as principal, and either party may suspend the offering. Shares will be offered under the Company’s shelf registration statement on Form S-3 (File No. 333-296480), which was declared effective by the SEC on June 15, 2026, and a related prospectus supplement dated October 9, 2026. Through November 12, 2026, the Company had not sold any shares under the Titan Sales Agreement.

Settlement with Boustead Securities, LLC

On October 15, 2026, the Company entered into a Settlement Agreement and General Release (the “Boustead Settlement Agreement”) with Boustead to resolve the action filed by the Company against Boustead in the Supreme Court of the State of New York, New York County (Index No. 651505/2024), and all claims arising out of or related to that action and the FINRA arbitration previously initiated and withdrawn by Boustead (see Note 11). Under the Boustead Settlement Agreement, the Company agreed to pay Boustead $250,000 within ten business days after the effective date of the agreement, and the Company will cause the action to be dismissed with prejudice within five business days after Boustead’s receipt of the payment. Mutual general releases become effective upon Boustead’s receipt of the payment. The Boustead Settlement Agreement also terminated the Company’s April 2021 engagement letter with Boustead, including any rights of Boustead to fees, compensation, a right of first refusal or tail compensation in connection with any financing or transaction by the Company. The settlement does not constitute an admission of liability by either party. Because the settlement provides additional evidence about a condition that existed at September 30, 2026, the Company accrued the $250,000 settlement amount as of September 30, 2026; the accrual is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet and in other expenses for the three and nine months ended September 30, 2026. The Company paid the settlement amount on October 16, 2026.

First Amendment to Project LightShift License Agreement

On November 6, 2026, Quantum Drones and Project LightShift entered into an amendment to the Project LightShift license agreement (the “First Amendment”). The First Amendment expands the licensed field of use to include unmanned surface and underwater vehicles, maritime platforms, and homeland security and law enforcement applications. It also permits Quantum Drones to grant sublicenses, revises the royalty and sublicense income terms between the parties, and, after Quantum Drones recovers four times its development costs, requires Quantum Drones to pay Project LightShift a royalty based on the cost of the quantum photonic array in each end-use sale. The First Amendment did not change the consideration payable under the Project LightShift license agreement and had no effect on the condensed consolidated financial statements for the period ended September 30, 2026.

Funding Commitment

On November 11, 2026, Mr. Lazar, the Company’s Chief Executive Officer and Chair of the Board, provided the Company with the Funding Commitment of up to $8.0 million through November 30, 2027, as described in Notes 2 and 10.

During the period from October 1, 2026 to November 12, 2026, the Company issued the following shares:

●	The Company issued 22,500 restricted shares to an advisor for services related to advisory and marketing services.

●	The Board granted 425,000 stock options from the 2025 Plan to Major General (Retired) Alberto C. Rosende in connection with his appointment to the Board. The stock options were granted at a strike price of $1.14, with eighteen-month vesting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to the plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report and the section entitled “Risk Factors” in this Quarterly Report and in other documents that we have filed with the U.S. Securities and Exchange Commission (the “SEC”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to our financial results for the three and nine months ended September 30, 2026 and 2025. For purposes of the following discussion, the terms “we”, “our”, “us” or “the Company” and similar references refer to Quantum Cyber N.V. (f/k/a Mainz Biomed N.V.) and its subsidiaries.

Organization and Overview of Operations

We are a technology company primarily focused on developing intelligent, scalable platforms that integrate artificial intelligence (“AI”) and quantum computing to power next-generation control systems for unmanned vehicles, aerial vehicles and underwater vehicles, such as drones, self-driving cars and robotic fleets. We also operate an ancillary metal stamping and fabrication business, which we acquired in July 2026 and which currently generates all of our revenue from continuing operations.

Our platforms are being designed to address the fundamental limitations of classical computing approaches to autonomous vehicle control, specifically the inability to solve high-dimensional, multi-objective optimization problems in real time. By pairing AI-driven adaptive perception and decision-making with quantum computing’s capacity to explore vast solution spaces simultaneously, we believe that our systems, if successfully developed, could enable capabilities that are not achievable through conventional approaches alone. We anticipate investing in research and development to power the ultimate commercialization of our drone technology.

Our core mission is to accelerate the convergence of AI and quantum technologies to deliver safer, more capable, and more efficient autonomous systems for defense, commercial logistics, disaster response, and critical infrastructure operations. We believe this convergence represents a significant technological frontier of the coming decade.

Historically, our operations were focused on developing and selling in-vitro diagnostic tests for the early detection of cancer. During 2025 and early 2026, our legacy ColoAlert product was marketed and sold in European markets. Since 2020, we have also been developing both blood and stool tests for the early detection of pancreatic cancer. From 2022 to February 2026, we were developing our next-generation colorectal cancer screening product, with the intention to launch this product in the future in the United States and in Europe.

In February 2026, the Company’s Board of Directors (“Board”) made the decision to close our colorectal cancer line of business to focus on the pancreatic screening line of business. The Company subsequently pivoted its strategy to expand its business focus into autonomous defense, drones and quantum technologies, while continuing to pursue the commercialization of its blood-based pancreatic cancer detection product candidate. On July 21, 2026, we exercised our purchase option and acquired the technology underlying our pancreatic cancer biomarker license from Liquid Biosciences.

Recent Developments

Acquisition of Intellectual Property and the Arcade Acquisition in our Quantum Drones Segment

The Company continues to develop its Quantum Drones business. The Company launched its business focused on an autonomous defense platform in May 2026 and subsequently entered into two worldwide exclusive licenses with each of BP United, Inc. (“BP United”) and Project LightShift, Inc. (“Project LightShift”) to support its drone products and quantum antenna technology, respectively.

Furthermore, on July 15, 2026 (the “Acquisition Date”), Quantum Drones Corporation, a wholly owned subsidiary of the Company (“Quantum Drones”), closed both an Asset Purchase Agreement (the “APA”) and a Purchase and Sale Agreement (the “PSA”) with Arcade Technology LLC and Arcade Realty LLC, Connecticut limited liability companies (“Arcade Technology” and such transactions together, the “Arcade Acquisition”). Pursuant to the APA, Quantum Drones purchased from Arcade Technology substantially all the assets of Arcade Technology used in Arcade Technology’s business of providing precision metal stamping services as well as tool design and manufacturing services under the trade name Arcade Metal Stamping, including the trade name “Arcade Metal Stamping,” inventory, furniture, equipment, intellectual property, customer contracts and lists, permits and licenses, phone numbers and email lists, assigned contracts, and goodwill, excluding cash, accounts receivable, and all liabilities. Pursuant to the PSA, the Company also acquired the plant and land on which Arcade Technology’s business is located in Bridgeport, Connecticut (“Bridgeport facility”). The Company’s intention is to build out the manufacturing capabilities at the plant for its Quantum Drones platform. The closing consideration paid by Quantum Drones for the APA and PSA assets was approximately $4.2 million in cash.

Business Expansion Strategy

The Company intends to use the Bridgeport facility to expand its focus to developing intelligent, scalable platforms that integrate AI and quantum computing to power next-generation control systems for unmanned vehicles, aerial vehicles and underwater vehicles, such as drones, self-driving cars and robotic fleets. The Company aims to accelerate the convergence of AI and quantum technologies to deliver safer, more capable, and more efficient autonomous systems for defense, commercial logistics, disaster response, and critical infrastructure operations. As part of this development strategy, we expect to use the management expertise and some of the personnel and specialty metal fabrication capabilities of Arcade Technology, which is housed in the Bridgeport facility being built out for our drone manufacturing business.

We have not yet commenced the manufacture or sale of drones, and to date we have not received any purchase orders for drones. The commencement of drone manufacturing has taken longer than we initially anticipated, primarily due to facility build-out delays. We are continuing to build out the Bridgeport facility, procure equipment, design production lines, and develop our commercial prototypes. In August 2026, we completed the installation of an 80-unit 3D printing production farm at the Bridgeport facility. We currently expect to begin manufacturing and selling drones in early 2027; however, there can be no assurance that we will achieve this timeline or that our drone products will achieve market acceptance. In the meantime, we continue to operate the precision metal stamping business acquired from Arcade Technology at the Bridgeport facility, which generated all of our revenue from continuing operations for the three and nine months ended September 30, 2026, and we intend to continue operating this business while we pursue our drone strategy.

Sales Agreement

On October 9, 2026, the Company entered into a Sales Agreement (the “Titan Sales Agreement”) with Titan Partners Securities LLC (“Titan”), as sales agent, under which the Company may offer and sell, from time to time, its ordinary shares having an aggregate offering price of up to $100,000,000. Titan is entitled to a commission of 3.0% of the gross sales price of shares sold, plus reimbursement of certain expenses. We are not obligated to sell any shares under the Titan Sales Agreement. Through November 12, 2026, we have not sold any shares under the Titan Sales Agreement.

Results of Continuing Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented, from our continuing operations:

	Three months ended
	September 30,		$	%
	2026	2025	Change	Change
Revenue	$966,833	$-	$966,833	NM
Cost of revenue	873,243	-	873,243	NM
Gross profit	93,590	-	93,590	NM

Sales and marketing	771,150	434,827	336,323	77%
Research and development	1,255,029	39,318	1,215,711	3,092%
General and administrative	2,929,422	692,590	2,236,832	323%
Total operating expenses	4,955,601	1,166,735	3,788,866	325%

Loss from operations	(4,862,011)	(1,166,735)	(3,695,276)	(317)%

Other expense, net	(58,158)	(41,299)	(16,859)	(41)%
Loss from continuing operations	(4,920,169)	(1,208,034)	(3,712,135)	(307)%

Loss from discontinued operations	(461,272)	(1,711,312)	1,250,040	73%

Net loss	$(5,381,441)	$(2,919,346)	$(2,462,095)	(84)%

Total comprehensive loss	$(5,381,441)	$(2,939,191)	$(2,442,250)	(83)%

Basic and diluted loss per ordinary share	$(0.08)	$(0.42)	$0.34	81%
Weighted average number of ordinary shares outstanding	63,676,333	7,003,264

Revenue

The Company’s revenue for the three months ended September 30, 2026 was $966,833 compared to nil for the three months ended September 30, 2025. This increase was solely attributable to the sales at Arcade Technology, subsequent to the Acquisition Date, of precision metal stamping products across three product lines: electrical components, tooling, and general metal stamping products, along with related manufactured components and assemblies, to customers across a variety of industries.

Cost of Revenue

The Company’s cost of revenue for the three months ended September 30, 2026 was $873,243 compared to nil for the three months ended September 30, 2025. This increase was the result of the Arcade Acquisition. Cost of revenue included raw materials, labor and overhead necessary to produce the products sold and shipped during the three months ended September 30, 2026.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2026, were $771,150 compared to $434,827 for the three months ended September 30, 2025, an increase of $336,323. This increase was primarily related to increased professional and consulting fees of $0.5 million, including share-based compensation, and office expenses of $0.1 million in support of the planned launch of our Quantum Drones business, partially offset by a $0.3 million decrease in marketing and advertising expenses following our pivot in focus from the colorectal cancer business.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $1,255,029 compared to $39,318 for the three months ended September 30, 2025, an increase of $1,215,711. This increase was primarily the result of increases in share-based compensation of $0.5 million and professional and consulting fees of $0.3 million, both related to the build-out of the Bridgeport facility and the Quantum Drones business, as well as technology expense of $0.25 million representing the amortization of prepaid technical support under our BP United license agreement, and $0.1 million of amortization of the BP United drone technology license.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $2,929,422 compared to $692,590 for the three months ended September 30, 2025, an increase of $2,236,832. The increased expenses were primarily the result of increases in share-based compensation of $0.4 million and professional and consulting fees of $1.3 million, both related to the recruitment of the management team and staffing for our Quantum Drones business, $0.4 million related to increased overhead related to our Bridgeport facility and corporate offices in Connecticut, and $0.1 million of acquisition-related costs and insurance related to the Arcade Acquisition.

Other Expense

Other expense, net for the three months ended September 30, 2026 was $58,158 compared to $41,299 for the three months ended September 30, 2025, resulting in increased other expenses of $16,859. This increase was primarily the result of a $250,000 accrual for the settlement of an outstanding legal dispute with Boustead Securities, LLC, partially offset by $125,000 of escrow funds returned to the Company under the July 24, 2026 amendment of the APA and PSA, increased other income and decreased interest expense for the three months ended September 30, 2026 compared to the same period in 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table provides certain selected financial information for the periods presented, from our continuing operations:

	Nine months ended
	September 30,		$	%
	2026	2025	Change	Change
Revenue	$966,833	$-	$966,833	NM
Cost of revenue	873,243	-	873,243	NM
Gross profit	93,590	-	93,590	NM

Sales and marketing	2,511,523	2,453,249	58,274	2%
Research and development	1,575,901	229,344	1,346,557	587%
In-process research and development	4,258,449	-	4,258,449	NM
General and administrative	9,160,832	2,859,742	6,301,090	220%
Total operating expenses	17,506,705	5,542,335	11,964,370	216%

Loss from operations	(17,413,115)	(5,542,335)	(11,870,780)	(214)%

Other expense, net	(64,969)	(115,141)	50,172	44%
Loss from continuing operations	(17,478,084)	(5,657,476)	(11,820,608)	(209)%

Loss from discontinued operations	(4,001,819)	(5,744,594)	1,742,775	30%

Net loss	$(21,479,903)	$(11,402,070)	$(10,077,833)	(88)%

Total comprehensive loss	$(20,862,249)	$(11,398,192)	$(9,464,057)	(83)%

Basic and diluted loss per ordinary share	$(0.69)	$(2.30)	$1.61	70%
Weighted average number of ordinary shares outstanding	31,298,958	4,947,775

Revenue

The Company’s revenue for the nine months ended September 30, 2026 was $966,833 compared to nil for the nine months ended September 30, 2025. This increase was solely attributable to the sales at Arcade Technology, subsequent to the Acquisition Date, of precision metal stamping products across three product lines: electrical components, tooling, and general metal stamping products, along with related manufactured components and assemblies, to customers across a variety of industries.

Cost of Revenue

The Company’s cost of revenue for the nine months ended September 30, 2026 was $873,243 compared to nil for the nine months ended September 30, 2025. This increase was the result of the Arcade Acquisition. Cost of revenue included raw materials, labor and overhead necessary to produce the products sold and shipped during the nine months ended September 30, 2026.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2026 were $2,511,523 compared to $2,453,249 for the nine months ended September 30, 2025, an increase of $58,274. This increase was related to increased professional and consulting fees of $1.8 million, including $0.6 million of share-based compensation, and office expenses of $0.1 million in support of the planned launch of our Quantum Drones business, largely offset by a $1.8 million decrease in our marketing and advertising expenses in line with our decision to pivot our focus away from our colorectal cancer business.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 were $1,575,901 compared to $229,344 for the nine months ended September 30, 2025, an increase of $1,346,557. This increase was primarily the result of increases in share-based compensation of $0.5 million and professional and consulting fees of $0.3 million, both related to the build-out of the Bridgeport facility and the Quantum Drones business, technology expense of $0.4 million representing the amortization of prepaid technical support under our BP United license agreement, and $0.1 million of amortization of the BP United drone technology license. In addition, we recorded in-process research and development expense of $4,258,449 related to the license of a quantum antenna from Project LightShift in June 2026, which was expensed because the licensed technology is still in process and has a single field of use.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $9,160,832 compared to $2,859,742 for the nine months ended September 30, 2025, an increase of $6,301,090. The increased expenses were primarily the result of increases in share-based compensation of $2.0 million and professional and consulting fees of $1.8 million related to the recruitment of the management team and staffing for our Quantum Drones business, and an increase in salaries and benefits of $1.7 million, primarily reflecting approximately $1.9 million of payments made under settlement agreements with former officers and directors in connection with that certain Securities Purchase Agreement, dated February 13, 2026, by and between the Company and David Lazar (the “Lazar Purchase Agreement”). Additionally, $0.6 million of the increase related to overhead related to our Bridgeport facility and corporate offices in Connecticut and $0.1 million to acquisition-related costs and insurance related to the Arcade acquisition.

Other Expense

Other expense, net for the nine months ended September 30, 2026 was $64,969 compared to $115,141 for the nine months ended September 30, 2025, resulting in decreased other expenses, net of $50,172. This decrease was primarily the result of $125,000 of escrow funds returned to the Company under the July 24, 2026 amendment of the APA and PSA, increased other income, and decreased interest expense, partially offset by a $250,000 accrual for the settlement of an outstanding legal dispute with Boustead Securities, LLC.

Results of Discontinued Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	2026	2025
Revenue	$9,901	$139,079
Cost of revenue	-	27,016
Gross profit	9,901	112,063

Operating expenses:
Sales and marketing	7,320	167,741
Research and development	20,536	1,134,334
General and administrative	9,149	449,194
Total operating expenses	37,005	1,751,269

Loss from discontinued operations	(27,104)	(1,639,206)

Other expense, net	(434,168)	(72,106)
Total loss from discontinued operations	$(461,272)	$(1,711,312)

Total Revenue

Total revenue for the three months ended September 30, 2026 was $9,901 as compared to $139,079 for the three months ended September 30, 2025, a decrease of $129,178. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2026 was $0 as compared to $27,016 for the three months ended September 30, 2025, a decrease of $27,016. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026. As a result, gross profit decreased by $102,162.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2026 were $7,320 compared to $167,741 for the three months ended September 30, 2025, a decrease of $160,421. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $20,536 compared to $1,134,334 for the three months ended September 30, 2025, a decrease of $1,113,798. This decrease was driven by a reduction of costs resulting from the wind-down of the eAArly Detect 2 clinical study.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $9,149 compared to $449,194 for the three months ended September 30, 2025, a decrease of $440,045. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026.

Other Expense

Other expense, net for the three months ended September 30, 2026 was $434,168 compared to expense of $72,106 for the three months ended September 30, 2025, resulting in increased other expense, net of $362,062. This increased other expense is primarily the result of a $234,390 repayment of an investment grant.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	2026	2025
Revenue	$194,571	$425,796
Cost of revenue	63,951	124,144
Gross profit	130,620	301,652

Operating expenses:
Sales and marketing	413,111	498,324
Research and development	1,725,250	3,999,396
General and administrative	1,407,661	1,322,102
Total operating expenses	3,546,022	5,819,822

Loss from discontinued operations	(3,415,402)	(5,518,170)

Other expense, net	(586,417)	(226,424)
Total loss from discontinued operations	$(4,001,819)	$(5,744,594)

Total Revenue

Total revenue for the nine months ended September 30, 2026 was $194,571 as compared to $425,796 for the nine months ended September 30, 2025, a decrease of $231,225. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026.

Cost of Revenue and Gross Profit

Cost of revenue for the nine months ended September 30, 2026 was $63,951 as compared to $124,144 for the nine months ended September 30, 2025, a decrease of $60,193. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026. As a result, gross profit decreased by $171,032.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2026 were $413,111 compared to $498,324 for the nine months ended September 30, 2025, a decrease of $85,213. This decrease was attributable to our decision to shift our focus away from our colorectal cancer screening business in February 2026.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 were $1,725,250 compared to $3,999,396 for the nine months ended September 30, 2025, a decrease of $2,274,146. This decrease was driven by a reduction of costs resulting from the wind-down of the eAArly Detect 2 clinical study.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $1,407,661 compared to $1,322,102 for the nine months ended September 30, 2025, an increase of $85,559. The increased expenses were primarily the result of severance payments for administration and accounting personnel.

Other Expense

Other expense, net for the nine months ended September 30, 2026 was $586,417 compared to expense of $226,424 for the nine months ended September 30, 2025, resulting in increased other expense, net of $359,993. This increased other expense is primarily the result of a $693,804 realization of foreign currency translation adjustment resulting from the wind-down of our German subsidiary, net of the gain on sale of the NextGen colorectal cancer assets, net of contractual payments.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and funding operations. We fund our liquidity requirements primarily through cash on hand and debt and equity financing. As of September 30, 2026, we had $4,894,116 of cash and cash equivalents, compared to $889,091 as of December 31, 2025.

	September 30, 2026	December 31, 2025
Cash	$4,894,116	$889,091

Cash - continuing operations	$4,860,697	$701,602
Cash - discontinued operations	$33,419	$187,489

Lazar Transactions

On February 13, 2026, we entered into the Lazar Purchase Agreement with David E. Lazar that provides for the sale in a private placement of:

●	(a) 1,000,000 of our Series A Preferred Shares, with a nominal value of €0.01 per share (the “Series A Preferred Shares”), convertible into an aggregate of 9 million of our ordinary shares, with a nominal value of €0.01 per share (the “Ordinary Shares”), (b) 1,000,000 of our Series B Preferred Shares, with a nominal value of €0.01 per share (the “Series B Preferred Shares”), convertible into an aggregate of 9 million Ordinary Shares and (c) 1,000,000 of our Series C Preferred Shares, with a nominal value of €0.01 per share (the “Series C Preferred Shares” and together with the Series A Preferred Shares and the Series B Preferred Shares, the “First Closing Shares”), convertible, subject to shareholder approval, into an aggregate of 9 million Ordinary Shares in exchange for $3 million; and

●	(a) 1,000,000 of our Series D Preferred Shares, with a nominal value of €0.01 per share (the “Series D Preferred Shares”), convertible into an aggregate of 225 million Ordinary Shares and (b) 1,000,000 of our Series E Preferred Shares, with a nominal value of €0.01 per share (the “Series E Preferred Shares” and, together with the Series D Preferred Shares, the “Second Closing Shares”), convertible, subject to shareholder approval, into an aggregate of 225 million Ordinary Shares in exchange for an additional $3 million (collectively, the “Investment”).

Simultaneously with entering into the Lazar Purchase Agreement on February 13, 2026, Mr. Lazar purchased the First Closing Shares at a price of $1.00 per share for aggregate gross proceeds of $3 million (the “First Closing”). The Lazar Purchase Agreement provided that Mr. Lazar will purchase and acquire the Second Closing Shares at a price of $1.50 per share for aggregate gross proceeds of $3 million (the “Second Closing”), subject to the satisfaction of certain conditions to closing as provided in the Lazar Purchase Agreement. In March 2026, Mr. Lazar prepaid the $3 million for the Second Closing, with the Second Closing consummating on April 22, 2026, following the receipt of requisite shareholder approval. Pursuant to the Lazar Purchase Agreement, the net proceeds of the Investment will be used for our operations, including for general corporate and working capital purposes, for expenses related to the Investment and to satisfy certain agreed upon obligations.

We do not disclose cash flow from discontinued operations separately in the statement of cash flows and disclose cash flow from discontinued operations in the footnotes to the financial statements. The following table summarizes our cash flows from continuing operations, for the nine months ended September 30, 2026 and 2025:

	Nine months ended
	September 30,		$	%
	2026	2025	Change	Change
Cash used in operating activities	$(9,731,639)	$(3,157,192)	$(6,574,447)	(208)%
Cash used in investing activities	$(4,916,479)	$(400,000)	$(4,516,479)	(1,129)%
Cash provided by (used in) financing activities	$18,807,214	$(1,473,689)	$20,280,903	1,376%
Net change in cash during period	$4,159,096	$(5,030,881)	$9,189,943	183%

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, cash flows used in operating activities were $9,731,639 compared to $3,157,192 used during the nine months ended September 30, 2025. The increase in cash flows used in operating activities of $6,574,447 was primarily the result of increased losses resulting from the investment in operating expenses and working capital to fund the ramp-up of our Quantum Drones business, the operations of Arcade Technology, as well as severance costs related to our shift from our colorectal cancer business.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, cash flows used in investing activities were $4,916,479 compared to $400,000 used during the nine months ended September 30, 2025. The increase in cash flows used in investing activities of $4,516,479 is primarily the result of cash used to fund the Arcade Acquisition, including the assets and the Bridgeport facility, land and machinery used for that business, which was $4.2 million, as well as the final $0.5 million payment for our pancreatic cancer screening intellectual property license, $0.1 million of purchases of property and equipment, and $0.1 million of purchases of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, cash flows provided by financing activities were $18,807,214 compared to cash flows used in financing activities of $1,473,689 for the nine months ended September 30, 2025, an increase of $20,280,903. This increase was primarily the result of the Company’s sale of preferred shares for $6 million, $15.2 million from the exercise of warrants, and $2.1 million from sales of ordinary shares pursuant to the Maxim Sales Agreement.

The following table summarizes our cash flows from discontinued operations:

	Nine months ended
	September 30,		$	%
	2026	2025	Change	Change
Cash used in operating activities	$(4,424,758)	$(6,113,932)	$1,689,174	28%
Cash provided by (used in) investing activities	$899,342	$(398,042)	$1,297,384	326%
Cash provided by financing activities	$3,361,728	$6,454,857	$(3,093,129)	(48)%
Effect of changes in exchange rates	$9,618	$(25,904)	$35,522	137%
Net change in cash during period	$(154,070)	$(83,021)	$(71,049)	(86)%

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, cash flows used in operating activities were $4,424,758 compared to $6,113,932 used during the nine months ended September 30, 2025. The improvement in cash flows used in operating activities was attributable to a reduction of costs resulting from the wind-down of the eAArly Detect 2 clinical study.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, we generated net cash flow of $899,342 from investing activities compared to $398,042 used during the nine months ended September 30, 2025. The improvement in cash flows from investing activities was the result of the sale of our NextGen colorectal cancer screening assets in April 2026.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, we had cash flow provided by financing activities of $3,361,728 compared to cash flow provided by financing activities of $6,454,857 for the nine months ended September 30, 2025, a decrease of $3,093,129. This decrease was primarily the result of the decreased need for intercompany financing to fund operating losses, in line with the Company’s decision to wind down its German subsidiary.

Working Capital Discussion

We have incurred significant recurring losses from operations and negative operating cash flows. As of September 30, 2026, we have an accumulated deficit totaling $126.4 million, cash on hand of $4.9 million, and working capital of $6.3 million. During the nine months ended September 30, 2026, the Company incurred a net loss of approximately $21.5 million.

Historically, the Company has relied upon equity transactions and loans from third parties to fund operations. We plan to fund our cash flow and working capital needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances or collaboration agreements. The Company’s failure to do so could have a material and adverse effect upon its operations and its shareholders. Management’s plans may also include reducing or deferring certain discretionary expenditures and pursuing strategic partnerships and/or revenue-generating contracts; however, there can be no assurance these plans will be effectively implemented or be successful. During the nine months ended September 30, 2026, the Company received $6.0 million in proceeds from the Investment as described above and received proceeds from the exercise of outstanding warrants of $15.2 million. There can be no assurance that the Company will be able to obtain additional financing on terms that are favorable to the Company, or at all.

On October 9, 2026, the Company entered into the Titan Sales Agreement with Titan, as sales agent, under which the Company may offer and sell, from time to time, ordinary shares, nominal value €0.01 per share, having an aggregate offering price of up to $100,000,000. Sales, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, to or through a market maker, or in negotiated transactions. Titan will use commercially reasonable efforts to sell shares as directed by the Company and is entitled to a commission of 3.0% of the gross sales price of shares sold, plus reimbursement of certain expenses. The Company is not obligated to sell any shares under the Titan Sales Agreement, Titan is not obligated to purchase any shares as principal, and either party may suspend the offering. Shares will be offered under the Company’s shelf registration statement on Form S-3 (File No. 333-296480), which was declared effective by the SEC on June 15, 2026, and a related prospectus supplement dated October 9, 2026. Through November 12, 2026, we have not sold any shares under the Titan Sales Agreement.

On November 11, 2026, David Lazar, our Chief Executive Officer and Chair of the Board, provided us with a written funding commitment (the “Funding Commitment”), under which he committed to provide funding of up to $8.0 million, on an as needed basis, to address any funding shortfalls through November 30, 2027. Any such funding will be provided in the form of an equity investment, debt, or a combination of the two, as mutually agreed between Mr. Lazar and the independent members of our Board. Mr. Lazar represented that he has, and will have, through November 30, 2027, the funding and liquidity necessary to provide the committed amount.

Our recurring losses from operations and negative operating cash flows raised substantial doubt about our ability to continue as a going concern. Based on our cash on hand and the Funding Commitment, management has concluded that our plans alleviate this substantial doubt, and we believe we will have sufficient resources to fund our planned operations and meet our obligations as they become due for at least the next twelve months from the date of this Quarterly Report. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

For a discussion of our critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”). Except as described below, there have been no material changes to our critical accounting estimates as described in that Annual Report.

Business Combinations. We account for business combinations under ASC 805, Business Combinations, which requires us to recognize the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with any excess of the consideration transferred over those fair values recorded as goodwill. In connection with the Arcade Acquisition, we made significant estimates and assumptions in determining the fair values of the inventory, land, building, and machinery and equipment acquired, as well as their estimated useful lives. No liabilities were assumed and goodwill of $534,000 was recognized. The purchase price allocation is preliminary and subject to adjustment during the measurement period, which may be up to one year from the acquisition date.

Share-Based Consideration for Licenses and Services. During the nine months ended September 30, 2026, we issued, or became obligated to issue, a significant number of ordinary shares as consideration for intellectual property licenses and for services provided by consultants, advisors and other non-employees, in addition to share-based awards to employees and directors. Share-based payments for goods and services are measured at the fair value of the equity instruments issued in accordance with ASC 718, Compensation — Stock Compensation. Licensed technology acquired for shares outside of a business combination is measured based on the fair value of the consideration given and is either capitalized as an intangible asset or, where the technology has no alternative future use, expensed as acquired in-process research and development.

The fair value of ordinary shares issued is based on the closing price of our ordinary shares on the grant date, and in certain cases, net of a discount for lack of marketability because the shares issued are restricted and have not been registered. The fair value of options is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding expected volatility, expected term, the risk-free interest rate and dividend yield. Determining the measurement date, the fair value of the shares (including the discount for lack of marketability), and the period over which the related expense is recognized requires significant judgment.

These estimates had a significant effect on our results for the nine months ended September 30, 2026, including $3.3 million of acquired in-process research and development expense attributable to ordinary shares issued for the Project LightShift license and $3.2 million of share-based compensation for shares issued or issuable to non-employees for services. We also capitalized $5.5 million for the BP United license, which was paid in ordinary shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, due to a material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

We have not designed written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors, including review of financial reporting. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems. In addition, in connection with the audit of the pre-acquisition financial statements of the business acquired in the Arcade Acquisition, deficiencies were identified in that business’s internal control that were considered to be material weaknesses, relating to the retention of supporting documentation, the counting and tracking of inventory, and the segregation of duties over cash receipts, cash disbursements, payroll and the financial close. We began remediation efforts by hiring a controller with extensive SEC reporting experience in June 2026.

Historically, these control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

On July 15, 2026, we completed the Arcade Acquisition, which included the acquisition of a metal stamping business and the related real property in Bridgeport, Connecticut. We are in the process of integrating the acquired business into our internal control over financial reporting, including by extending our policies, procedures and controls to the acquired operations, such as those over revenue recognition, inventory, purchasing, payroll and fixed assets, and by incorporating the acquired business into our financial close and consolidation processes. We expect this integration to continue through the remainder of 2026 and into 2027.

Except for the integration of the Arcade Acquisition, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to continue making changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since our Annual Report, we have not been named as a party to any additional legal proceedings, and except as described below, there are no material updates to any previously disclosed legal proceedings.

On October 15, 2026, the Company entered into a Settlement Agreement and General Release (the “Boustead Settlement Agreement”) with Boustead Securities, LLC (“Boustead”) to resolve the action filed by the Company against Boustead in the Supreme Court of the State of New York, New York County on March 22, 2024 (Index No. 651505/2024), and all claims arising out of or related to that action and the FINRA arbitration previously initiated and withdrawn by Boustead. See Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Under the Boustead Settlement Agreement, the Company agreed to pay Boustead $250,000 within ten business days after the effective date of the agreement, and the Company will cause the action to be dismissed with prejudice within five business days after Boustead’s receipt of the payment. Mutual general releases become effective upon Boustead’s receipt of the payment. The Boustead Settlement Agreement also terminated the Company’s April 2021 engagement letter with Boustead, including any rights of Boustead to fees, compensation, a right of first refusal or tail compensation in connection with any financing or transaction by the Company. The settlement does not constitute an admission of liability by either party.

Because the settlement provides additional evidence about a condition that existed at September 30, 2026, the Company accrued the $250,000 settlement amount as of September 30, 2026. The accrual is included in accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheets and in “Other expense” on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026. The Company paid the settlement amount on October 16, 2026.

Item 1A. Risk Factors

Although we are a smaller reporting company and are not required to provide this information, the following risk factors supplement the risk factors set forth in our Annual Report and in the risk factor disclosure included in our Current Report on Form 8-K filed on May 26, 2026.

Legal and Regulatory Risks

We ceased to be a foreign private issuer as of January 1, 2026, which could result in significant additional cost and expense.

On January 1, 2026, we ceased to qualify as a foreign private issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly higher than we were accustomed to as a foreign private issuer. Among other enhanced disclosure requirements, we are now required to comply with proxy requirements and file periodic reports and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms that had been available to us as a foreign private issuer. We are required under current SEC rules to prepare our financial statements in accordance with U.S. GAAP, rather than International Financial Reporting Standards (“IFRS”), and modify certain of our policies to comply with corporate governance practices required of U.S. domestic issuers. Such conversion of our financial statements to U.S. GAAP will involve significant time and cost. These new requirements may cause us to make errors in our disclosure controls and procedures, weaken our internal control over financial reporting and cause us to miss important filing deadlines with the SEC or to omit necessary information, all of which could hamper your ability to make an informed investment decision in our company. In addition, we have lost our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges (including The Nasdaq Capital Market) that are available to foreign private issuers and exemptions from procedural requirements related to the solicitation of proxies. As a result, we may no longer be able to take corporate actions as easily or cost-efficiently, if at all, as we could take as a foreign private issuer.

We will cease to be an “emerging growth company” on or before December 31, 2026, and the loss of that status will increase our costs and reporting obligations.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Our status as an emerging growth company will end on the earliest of:

●	the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;

●	the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	December 31, 2026, which is the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

Once we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards, the report of our independent registered public accounting firm will be required to include critical audit matters, and we will be required to hold non-binding advisory votes on executive compensation and golden parachute arrangements. Because we have elected to use the extended transition period, we may be required to adopt certain new or revised accounting standards on an accelerated basis, and our consolidated financial statements for prior periods may not be comparable to those of companies that complied with such standards as of public company effective dates. Complying with these requirements will increase our legal and financial compliance costs and require additional management time and attention.

We might consider whether to redomicile to a U.S. jurisdiction or other foreign jurisdiction.

Since we are no longer a foreign private issuer, we will assess whether it is more beneficial for corporate purposes to redomicile to either another foreign jurisdiction or a U.S. jurisdiction than to remain as a public company under Dutch law. Such a redomicile could entail significant cost and time for us to undertake, could affect certain rights that you have as a shareholder and could impose additional disclosure and compliance requirements from both the SEC and Nasdaq.

If we are unable to maintain compliance with the Nasdaq listing standards, our ordinary shares may be delisted.

On March 20, 2026, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our ordinary shares for the 30 consecutive business days between February 5, 2026, to March 19, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until September 16, 2026, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On May 28, 2026, the Company received an additional letter from the Listing Qualifications Department of the Nasdaq Stock Market stating the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2).

Although we have regained compliance with the minimum bid price requirements, if we are unable to comply with the Nasdaq listing standards in the future, our ordinary shares could be delisted from the Nasdaq Capital Market, which would significantly impair the liquidity and market value of our securities, reduce the ability of our shareholders to purchase or sell shares, limit our ability to raise additional capital through public offerings, and adversely affect the perception of our Company among investors, customers, and business partners. Delisting could also trigger defaults or acceleration provisions under our outstanding instruments, which could have a material adverse effect on our financial condition.

The regulatory framework for artificial intelligence technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations.

We incorporate AI solutions into our technology, services, and features, and these applications are important in our operations. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies recently entered into force in the United States and Europe. In the United States, the former Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), which set out principles intended to guide AI design and deployment for the public and private sectors and signaled the increase in governmental involvement and regulation over AI technologies. The 2023 AI Order was revoked by President Trump on January 20, 2025. Subsequently, on January 23, 2025, the President issued the Executive Order on Removing Barriers to American Leadership in Artificial Intelligence, which directed relevant agencies to develop an action plan to assure global dominance by the United States in artificial intelligence, and to examine any actions taken in connection with the 2023 AI Order that are incongruent with that order. Agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies offered by our service providers and within our products and services in the future.

On May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act, and developing interpretation and application of the EU General Data Protection Regulation (“GDPR”) in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

There have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services or otherwise addressing aspects of the development or use of artificial intelligence. This includes the Utah Artificial Intelligence Policy Act, which, among other things, imposes disclosure requirements on entities using generative artificial intelligence with customers, and other similar regulatory schemes enacted by other states in the United States.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our system and business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our unmanned aerial vehicle (“UAV”) business is subject to evolving federal, state, local and international regulatory requirements, and changes in such regulations or our inability to comply with them could adversely affect our business.

The distribution, sale, integration and operation of UAVs are subject to extensive and evolving regulation by the Federal Aviation Administration (“FAA”), the Department of Commerce, and other federal, state, local and foreign authorities. These regulations govern, among other things, airspace usage, remote identification, beyond visual line of sight (“BVLOS”) operations, operator certification, product authorizations, communications spectrum, importation, cybersecurity requirements and procurement eligibility for government customers. These regulations may require us to obtain, maintain and periodically renew certifications, waivers or operational authorizations in order to conduct certain types of drone operations, including BVLOS operations, or operations in controlled or restricted airspace. If we are unable to obtain, maintain or renew required approvals or authorizations on commercially reasonable terms or within required timeframes, our ability to expand our services, enter new markets or maintain existing operations could be adversely affected.

Regulatory requirements applicable to UAV technology and operations continue to evolve and may become more restrictive. If we or our suppliers are unable to obtain, maintain or renew required licenses, certifications or authorizations, or if regulatory changes restrict the use, sale or importation of certain drone platforms, components or related technologies, demand for our products and services could decline. Increased regulatory scrutiny, enforcement actions, or delays in regulatory approvals could also increase our compliance costs, disrupt our operations or adversely affect our reputation.

Any material changes in the regulatory framework governing UAV operations, or our failure to comply with applicable laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

We will require additional capital to fund our operations, and we depend on financing, including the Funding Commitment from our Chief Executive Officer, to continue as a going concern.

We have incurred recurring losses from operations and do not yet have an established source of revenue sufficient to cover our operating costs. For the nine months ended September 30, 2026, we incurred a net loss of approximately $21.5 million. As of September 30, 2026, we had an accumulated deficit of approximately $126.4 million and cash of approximately $4.9 million. These conditions raised substantial doubt about our ability to continue as a going concern. Management has concluded that our plans, primarily the Funding Commitment from David Lazar, our Chief Executive Officer and Chair of the Board, alleviate this substantial doubt for at least the next twelve months. However, the terms of any funding under the Funding Commitment remain to be agreed with the independent members of our Board, the Funding Commitment expires on November 30, 2027, and our ability to draw on it depends on Mr. Lazar’s continued ability and willingness to provide funding. Sales under our at-the-market offering depend on market conditions outside our control. If we are unable to obtain sufficient funding when needed, substantial doubt about our ability to continue as a going concern could arise again. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025 included an explanatory paragraph regarding this uncertainty. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, and any equity or convertible financing, including under the Funding Commitment, may result in dilution to our shareholders.

We will not be eligible to use Form S-3 following the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, which could impair our ability to raise capital.

Because we did not timely file a Current Report on Form 8-K required under the Exchange Act, following the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we will not be eligible to use Form S-3 until we have timely filed all required Exchange Act reports for a period of twelve calendar months. As a result, upon such filing, we may be unable to continue sales under the Titan Sales Agreement, and any future registered offerings would need to be conducted on Form S-1 or another form, which is more costly and time-consuming. Absent a waiver from the SEC, and assuming we timely file all reports required under the Exchange Act in the interim, the earliest date on which we expect to regain eligibility is August 1, 2027. Our loss of Form S-3 eligibility could impair our capital raising activities and adversely affect the price of our ordinary shares.

Risks Related to Intellectual Property

We depend on intellectual property, and our future success depends on our ability to protect our intellectual property and not infringe on the rights of others.

Our future success depends, in significant part, on our ability to obtain, maintain, and enforce meaningful intellectual property protection for the technologies developed by our operating subsidiaries, including BP United’s drone technology portfolio, and to operate our business without infringing the intellectual property rights of others. The intellectual property protections available to us, including patents, trade secrets, and contractual protections, may not provide adequate protection against unauthorized use of our technologies by competitors, and competitors may independently develop similar or superior technologies. If we are unable to adequately protect our intellectual property, or if we inadvertently infringe on the intellectual property rights of third parties, our business, financial condition, and results of operations could be materially and adversely affected.

If we are unable to protect the confidentiality of our trade secrets and know-how, our proprietary information may be used by others to compete against us.

In addition to patents, our operating subsidiaries rely substantially on trade secrets, know-how, and other forms of unregistered intellectual property to protect technical and operational information that is not publicly disclosed, including proprietary algorithms, signal processing techniques, hardware designs, training data, manufacturing processes, customer information, and operational know-how. Trade secrets are inherently difficult to protect. Although our operating subsidiaries enter into confidentiality and invention assignment agreements with employees, consultants, contractors, and business partners, these agreements may be breached, may not provide for sufficient remedies, or may be unenforceable in certain jurisdictions. The departure of key personnel, particularly individuals with deep technical knowledge of BP United’s drone technology portfolio, could result in the loss or compromise of trade secrets even where confidentiality obligations remain in effect. If our trade secrets or know-how are misappropriated, disclosed without authorization, or independently developed by competitors, our competitive position could be materially and adversely affected, and we may have limited or no ability to recover damages or obtain injunctive relief.

Legal proceedings or third-party claims of intellectual property infringement, whether with or without merit, may require us to incur substantial costs and could prevent us from developing or commercializing our products.

The quantum computing and AI software industries are characterized by extensive intellectual property portfolios and frequent litigation regarding patents, trade secrets, and other intellectual property rights. Third parties may assert claims that our operating subsidiaries’ products, methods, technologies, or business activities infringe on their intellectual property rights, regardless of the merit of such claims. Defending against intellectual property litigation, even where the claims are ultimately determined to be without merit, can require substantial expenditures of time and money, divert the attention of management and technical personnel, and create uncertainty among customers and business partners. If we or our operating subsidiaries were to be found liable for intellectual property infringement, we could be subject to injunctions preventing the further development, manufacture, or commercialization of affected products, required to pay substantial damages or royalties, or required to obtain costly licenses, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Business and Strategy

Our success depends on our ability to identify, acquire, and integrate AI and quantum computing companies, and there can be no assurance that we will be able to do so successfully.

Our strategy is predicated on the acquisition and development of companies with deployable technology platforms in the AI and quantum computing markets. The success of this strategy depends on our ability to identify suitable acquisition targets, negotiate favorable terms, obtain necessary regulatory approvals, and successfully integrate acquired businesses. The integration of acquired companies involves significant risks, including the potential loss of key personnel, disruption of ongoing business operations, failure to realize anticipated synergies, difficulties in coordinating geographically dispersed operations, and the diversion of management’s attention from other business activities. We may also face competition from larger, better-capitalized companies in identifying and acquiring attractive targets. If we are unable to successfully identify, acquire, and integrate AI and quantum computing companies, our ability to execute our strategic plan and achieve revenue growth will be materially and adversely affected.

We have a limited operating history in our current business lines, which makes it difficult to evaluate our prospects.

The Company’s current business strategy involving AI-enabled autonomous systems, drone technologies, cybersecurity applications, quantum optimization technologies, and defense-related operational systems is relatively new and evolving. As a result, investors have limited historical information upon which to evaluate the Company’s business prospects, operational capabilities, or likelihood of achieving commercial success. The Company may encounter unforeseen technological, operational, regulatory, competitive, or financial challenges that could adversely affect its business and operating results.

We may require substantial additional capital to execute our business plan.

The Company expects that substantial additional financing may be required to fund research and development, technology acquisitions, commercialization efforts, manufacturing scale-up, hiring, regulatory compliance, and general corporate operations. Additional financing may not be available on acceptable terms or at all. Any future equity financing could be dilutive to existing shareholders, while debt financing could impose restrictive covenants and repayment obligations.

Our products and services rely on artificial intelligence and machine-learning technologies, which are subject to evolving regulatory frameworks and to risks of model error, bias, and unintended outcomes, any of which could harm our business and reputation.

BP United’s autonomous defense platforms rely on machine-learning models that are trained on, and continue to learn from, available data sets. Such models are subject to inherent risks of error, including false-positive and false-negative classifications, drift in model performance over time, and biased outcomes resulting from limitations in training data. In safety-critical and security-critical operating environments, errors in AI model outputs could result in serious harm to persons or property, in damage to customer assets or operations, or in failure to detect threats that the system is designed to detect, any of which could expose the Company to material liability, contractual remedies, reputational harm, and the loss of customer relationships. The legal and regulatory framework governing the development, deployment, and use of AI technologies, including in defense and security applications, is rapidly evolving in the United States, Israel, the European Union, and other jurisdictions, and may impose additional compliance, transparency, certification, and recordkeeping obligations on the Company. New or expanded AI regulation could increase our compliance costs, restrict our ability to deploy our products in particular markets or use cases, or expose the Company to enforcement actions or third-party claims, any of which could materially adversely affect our business.

We and our customers handle sensitive defense, security, and operational data, and a cyber-attack or other security incident affecting us, our products, or our customers could harm our business, expose us to liability, and damage our reputation.

By the nature of our defense, AI, and quantum computing activities, our products and services interact with sensitive customer data, classified or restricted information, and operational technology environments. Cyber-attacks targeting defense and security technology companies, their products, and their supply chains have increased in frequency and sophistication, and may include attacks by state-sponsored actors, organized criminal actors, and individuals targeting specific personnel through phishing or social engineering. A successful cyber-attack on our information technology systems, on our products as deployed in customer environments, or on our supply-chain or third-party service providers could result in unauthorized access to or disclosure of confidential or classified customer information, the disruption of customer operations, the compromise of safety-critical functions, or the manipulation or destruction of data. Any such incident could result in significant remediation and notification costs, regulatory inquiries, civil or criminal liability, contractual penalties, the loss of customer relationships, the loss of required customer or government certifications or clearances, and material harm to our reputation. Although we maintain information security programs and controls intended to address these risks, we cannot assure you that those programs and controls will prevent or detect all cyber-attacks or security incidents.

Government procurement cycles are lengthy and unpredictable.

Governmental and defense-related procurement opportunities frequently involve lengthy evaluation periods, operational testing requirements, technical qualification procedures, budgetary approvals, security clearance requirements, and compliance reviews. The Company may expend significant resources pursuing procurement opportunities that may not result in contracts or revenues.

Our technologies may fail to perform as expected in operational environments.

Autonomous systems, AI-enabled software, drone technologies, cybersecurity systems, and operational intelligence platforms are highly complex and may contain design defects, software errors, cybersecurity vulnerabilities, operational limitations, or integration issues. Real-world operating environments may expose technologies to unpredictable conditions, communications interference, environmental hazards, or hostile countermeasures that impair operational performance.

Geopolitical instability in the Middle East may disrupt critical semiconductor materials, increase fuel costs, and adversely affect our ability to meet customer demand.

Geopolitical instability and conflicts in the Middle East, including military activity and escalating tensions involving Iran, create significant uncertainty for global markets, including energy and materials markets, and could adversely impact our operations and financial results. The region is a major source of global oil production and a critical transit point for maritime shipping routes. Hostilities, infrastructure damage, sanctions, or blockages of key shipping lanes could disrupt oil production and distribution, reducing the availability of fuel or increasing fuel prices. Recent armed conflicts have already forced key state-sponsored fuel production facilities in the region offline, contributing to global fuel price volatility.

In addition to fuel-related risks, the current conflict in the Middle East is disrupting supplies of critical semiconductor materials. For example, Qatar accounts for more than one-third of the world’s helium production, and recent Iranian drone strikes halted operations at major helium facilities. Additionally, bromine supplies are also at risk, as approximately two-thirds of global production originates from Israel and Jordan, and disruptions in the region could affect semiconductor etching, detection, and circuit-formation processes.

The Company’s business is dependent, in part, on the continued development and availability of semiconductors, as well as sensors, electronic components, communications equipment, cloud computing infrastructure, AI processing hardware, and specialized manufacturing capabilities. Geopolitical instability and resulting supply chain disruptions, shortages of critical components, or increased costs of materials may adversely affect the Company’s ability to manufacture, deploy, and commercialize its products.

Our industry is competitive on a global scale, from both quantum and classical competitors, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers, which would materially harm our reputation, business, results of operations and financial condition.

The AI and quantum computing markets in which we operate are highly competitive and characterized by rapid technological change, evolving customer requirements, and the presence of large, well-capitalized incumbents. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

●	large, well-established technology companies that generally compete in all of our markets, including Google, Quantinuum, IBM, Microsoft, Intel and AWS;

●	less-established public and private companies with competing technology, including companies located outside the United States;

●	existing or new entrants seeking to enter the quantum computing space; and

●	new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including technology, performance, platform availability, price, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. Our competitors may also develop technologies or products that are more effective, more reliable, or less expensive than those offered by our subsidiaries, which could render our offerings less competitive or obsolete. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of our competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products and services in a way that does not allow us to offer a competitive solution. If we are unable to compete effectively, our ability to win new customer contracts, retain existing customers, and grow revenues could be materially and adversely affected.

The quantum computing industry is in its early stages and is volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our products and services, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum computers in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

We may not successfully execute our strategic transition into AI-enabled autonomous systems, drone technologies, and quantum-related applications.

Our current business strategy involving AI-enabled autonomous systems, drone technologies, cybersecurity applications, quantum optimization technologies, and defense-related operational systems is relatively new and evolving. There are numerous well-funded companies operating in this market that we will compete with. We have entered into license arrangements and acquisition transactions intended to support our new strategy, including arrangements relating to drone products, manufacturing capabilities, and quantum antenna systems. Our ability to execute this strategy will depend on our ability to develop, integrate, manufacture, commercialize, and sell products and services in markets in which we have limited operating history. To date, we have not received any purchase orders for the sale of drones. We may encounter technological, operational, regulatory, competitive, manufacturing, financing, or integration challenges that delay or prevent commercialization, increase our costs, divert management attention, or prevent us from achieving expected revenue or strategic benefits. If we are unable to execute our strategic transition successfully, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business depends on rights obtained from third-party license arrangements, and those arrangements may not produce commercially viable products or may limit our flexibility.

We have entered into license arrangements with third parties, including BP United and Project LightShift, to support our development and commercialization plans. The value of these arrangements depends on, among other things, the validity, enforceability, scope, technical performance, development status, commercial readiness, cooperation of these third parties and market acceptance of the licensed technology. Certain licensed technologies remain subject to development milestones, reporting obligations, field-of-use limitations, funding conditions, sublicensing restrictions, exclusivity conditions, termination provisions, and change-of-control or assignment restrictions. If the licensed technologies do not perform as expected, if required prototypes or development milestones are delayed or not achieved, if exclusivity is lost or narrowed, if we cannot obtain required consents for sublicensing or strategic transactions, or if disputes arise under the license arrangements, our ability to commercialize products, enter into strategic relationships, or complete future transactions could be impaired. Any such impairment could materially adversely affect our business, financial condition, results of operations, and prospects.

We may be unable to establish, scale, or integrate manufacturing capabilities needed to support our new business strategy.

Our amended arrangement with BP United contemplates that we will undertake manufacturing of licensed products ourselves, with BP United providing technical assistance and consulting services related to the manufacturing process. We also completed the acquisition of an ancillary manufacturing business and a related property to support our drone products and manufacturing plans. Manufacturing operations can involve substantial risks, including delays in ramp-up, difficulty sourcing components or qualified personnel, quality control issues, equipment or facility limitations, integration challenges, supplier disruptions, cost overruns, and failure to satisfy customer or regulatory requirements. We have already experienced delays in commencing drone manufacturing at the Bridgeport facility, and we may experience further delays. If we are unable to establish, fund, scale, or integrate manufacturing capabilities on a timely and cost-effective basis, our commercialization plans could be delayed or impaired, and our business, financial condition, results of operations, and prospects could be materially adversely affected.

We have identified material weaknesses in our internal control over financial reporting, including at the business we recently acquired, and if we are unable to remediate them, we may not be able to accurately or timely report our financial results.

As described in Part I, Item 4 of this Quarterly Report, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2026 due to material weaknesses. In addition, in connection with the audit of the pre-acquisition financial statements of the business acquired in the Arcade Acquisition, material weaknesses were identified in that business’s internal control, including with respect to documentation, inventory counting and tracking, and segregation of duties. We are integrating the acquired business into our internal control over financial reporting and implementing remediation measures, but we cannot assure you that these measures will be successful or completed on a timely basis, or that additional material weaknesses will not be identified. If we fail to remediate these material weaknesses, we may fail to prevent or detect material misstatements in our financial statements, which could result in restatements, delays in our SEC filings, loss of investor confidence and a decline in the price of our ordinary shares.

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

Our agreements may contain restrictions, consent rights, voting arrangements, or other provisions that affect our ability to operate, commercialize technology, sublicense rights, assign agreements, complete strategic transactions, or respond to changes in our business or market conditions. In addition, certain share issuances may be subject to voting arrangements that increase the voting support available to proposals recommended by our Board and reduce the relative influence of other shareholders over those proposals. If these restrictions, consent rights, or governance arrangements limit our flexibility, delay transactions, complicate financings or strategic alternatives, or affect the outcome of shareholder votes, our business, corporate governance, financial condition, results of operations, and prospects could be adversely affected.

Risks Related to Our Ordinary Shares

You may experience dilution of your ownership interests if we issue additional ordinary shares or preferred shares.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of up to 900,000,000 ordinary shares. As of September 30, 2026, we had 87,219,235 ordinary shares outstanding. In addition, as of September 30, 2026, we had warrants exercisable into 104,166 ordinary shares outstanding at an exercise price of $48.00 and options exercisable into 1,680,469 ordinary shares outstanding.

We also had outstanding, as of September 30, 2026, 875,300 Series D Preferred Shares convertible into an aggregate of 196,942,500 ordinary shares, and 1,000,000 Series E Preferred Shares convertible into an aggregate of 225,000,000 ordinary shares.

We may issue additional ordinary shares or other securities that are convertible into or exercisable for ordinary shares in order to raise additional capital, or in connection with hiring or retaining employees, directors, or consultants, or in connection with future acquisitions of licenses to technology or future business acquisitions, or for other business purposes. The future issuance of any such additional ordinary shares or other securities, including those underlying the warrants and options we have issued and granted, would dilute the voting power of our current shareholders, could dilute the net tangible book value per share at the time of such future issuance and may create downward pressure on the trading price of our ordinary shares.

We may also issue preferred shares having rights, preferences, and privileges senior to the rights of our ordinary shares with respect to dividends, rights to share in distributions of our assets if we liquidate our company, or voting rights. Any preferred shares may also be convertible into ordinary shares on terms that would be dilutive to holders of ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there have been no sales of unregistered equity securities that we have not previously disclosed in filings with the SEC.

On July 1, 2026, the Company issued 2,174,834 restricted shares as partial payment of the 20,000,000 share obligation for the BP United license.

On July 1, 2026, the Company issued 543,709 restricted shares to an advisor as partial payment of a 5,000,000 share obligation for advisory services related to the BP United license.

On July 20, 2026, the Company issued 1,250,000 restricted shares to an advisor for services related to advisory and marketing services.

On August 19, 2026, the Company issued 350,000 restricted shares to an advisor for services related to advisory and marketing services.

On September 1, 2026, the Company issued 2,174,834 restricted shares as partial payment of the 20,000,000 share obligation for the BP United license.

On September 1, 2026, the Company issued 543,709 restricted shares to an advisor as partial payment of a 5,000,000 share obligation for advisory services related to the BP United license.

On September 3, 2026, the Company issued 57,500 restricted shares to advisors for services related to advisory and marketing services.

On September 10, 2026, the Company issued 25,000 restricted shares to an advisor for services related to advisory and marketing services.

The issuances described above were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1*	Unofficial English translation of Articles of Association, dated July 1, 2026.
10.1	Amendment No. 2 to Intellectual Property License Agreement, dated as of July 1, 2026, by and between Quantum Cyber N.V. and BP United, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2026).
10.2#	Employment Agreement, dated July 6, 2026, by and between Quantum Drones Corporation and Peter O’Rourke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2026).
10.3*	Amendment to Asset Purchase Agreement, Purchase and Sale Agreement, and Escrow Agreement, dated as of July 24, 2026, by and between Quantum Drones Corporation, Arcade Technology LLC, Arcade Realty LLC, and Goldman Gruder & Woods LLC.
10.4*	Funding Commitment Letter, dated November 11, 2026, from David Lazar to the Board of Directors of Quantum Cyber N.V.
10.5+	First Amendment to IP License Agreement, dated as of November 6, 2026, by and between Project LightShift, Inc. and Quantum Drones Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

+	Certain schedules to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Cyber N.V.

Date: November 12, 2026	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer

Date: November 12, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer